Form 10KSB40
period 1996-12-31
CD WAREHOUSE INC
filed 1997-03-17
CIK 1025822

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Note: The registrant's Registration Statement on Form SB-2 (File No. 333-15139) became effective January 22, 1997 and did not contain certified financial statements for the fiscal year of the registrant ended December 31, 1996, the registrant's last full fiscal year. This report is filed pursuant to Rule 15d-2 and contains only financial statements for the fiscal year ended December 31, 1996.

[  ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ________________.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996    COMMISSION FILE NUMBER 000-21887

                               CD WAREHOUSE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        73-1504999
          --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

722 NORTH BROADWAY, OKLAHOMA CITY, OKLAHOMA                  73102
--------------------------------------------             -------------
  (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  (405) 232-2797

Securities registered pursuant to Section 12(b) of the Act:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.01 PAR VALUE PER SHARE (TITLE OF CLASS)

CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

   YES     NO  X  (NOT SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS)
      ---    ---
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---
Registrant's revenues for its most recent fiscal year were   None.
                                                           --------

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $4,095,000.

As of March 14, 1997, there were 1,820,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   YES     NO  X
                                                                ---     ---

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Pursuant to Rule 15d-2 of the Securities Exchange Act of 1934 (the "Exchange Act"), this annual report contains only financial statements for the fiscal year ended December 31, 1996, as the certified financial reports for the year ended December 31, 1996 were not yet available when the Registration Statement on Form SB-2 (File 333-15139) became effective on January 22, 1997.

          The above described financial statements are included herein on pages F-7 through F-50, which follow the signature page.

     (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 1997                          CD WAREHOUSE, INC.,
                                        a Delaware corporation



                                        /s/ Jerry W. Grizzle
                                        -------------------------------------
                                        Jerry W. Grizzle
                                        Chairman of the Board of Directors;
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             NAME AND TITLE                                   DATE
             --------------                                   ----


 /s/ Jerry W. Grizzle                                    March 14, 1997
 --------------------------------------
 Jerry W. Grizzle
        Chairman of the Board of Directors;
        President and Chief Executive  Officer


 /s/ Gary D. Johnson                                     March 14, 1997
 --------------------------------------
 Gary D. Johnson
      Executive Vice President; Chief
      Operating Officer; Director


 /s/ Doyle E. Motley                                     March 14, 1997
 --------------------------------------
 Doyle E. Motley
      Sr. Vice President, Chief
      Financial Officer


 /s/ Christopher Salyer                                  March 14, 1997
 --------------------------------------
 Christopher Salyer
      Director


  /s/ Ronald V. Perry                                    March 14, 1997
 --------------------------------------
 Ronald V. Perry
      Director

                            INDEX TO FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----
Pro Forma Combined Condensed Financial Statements:
     Pro Forma Combined Condensed Balance Sheet at December 31, 1996. . . . . F- 3
     Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . F- 5

Historical Financial Statements:

     Financial Statements of C D Warehouse, Inc.

     Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . F- 8
     Consolidated Balance Sheet at December 31, 1996. . . . . . . . . . . . . F- 9
     Consolidated Statement of Operations for the period from
       September 5, 1996 (inception) to December 31, 1996 . . . . . . . . . . F-10
     Consolidated Statement of Stockholders' Equity for the period from
       September 5, 1996 (inception) to December 31, 1996 . . . . . . . . . . F-11
     Consolidated Statement of Cash Flows for the period from
       September 5, 1996 (inception) to December 31, 1996 . . . . . . . . . . F-12
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . F-13

Financial Statements of Compact Discs International, Ltd.

     Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . F-17
     Balance Sheet at December 31, 1996 . . . . . . . . . . . . . . . . . . . F-18
     Statement of Income for the year ended December 31, 1996 . . . . . . . . F-20
     Statement of Partners' Capital for the year ended December 31, 1996. . . F-22
     Statement of Cash Flows for the year ended December 31, 1996 . . . . . . F-23
     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . F-25

Financial Statements of Compact Discs International, Ltd. and Subsidiary

     Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . F-32
     Consolidated Balance Sheet at December 31, 1995. . . . . . . . . . . . . F-33
     Consolidated Statement of Income for the year ended
       December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . F-35
     Consolidated Statement of Partners' Capital for the year ended
       December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . F-37
     Consolidated Statement of Cash Flows for the year ended
       December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . F-38
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . F-39

Financial Statements of C D Acquisitions

     Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . F-45
     Balance Sheet at December 31, 1995 . . . . . . . . . . . . . . . . . . . F-46
     Statement of Income and Venturers' Capital for the year ended
       December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . F-47
     Statement of Cash Flows for the year ended December 31, 1995 . . . . . . F-48
     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . F-49

               PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS


The accompanying Pro Forma Combined Condensed Financial Statements reflect the historical financial position and results of operations of the Company adjusted for the business acquisitions in January 1997, using the purchase method of accounting, and the successful completion of an initial public offering ("Offering") in January 1997.

The Pro Forma Combined Condensed Balance Sheet as of December 31, 1996 assumes completion of the Offering and resulting acquisition of the CDIL Assets and the MacDonald Assets by such date. The Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1996 has been prepared assuming the Offering and resulting acquisition of the CDIL Assets and the MacDonald Assets were completed on January 1, 1996.

The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The Pro Forma Combined Condensed Financial Statements do not purport to represent the financial position or results of operations which would have occurred had such transactions been consummated on the dates indicated or the Company's financial position or results of operations for any future date or period. These Pro Forma Combined Condensed Financial Statements and notes thereto should be read in conjunction with the historical financial statements and notes included elsewhere herein.

                                 CD WAREHOUSE, INC.
                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                 December 31, 1996
                                     (unaudited)

                                       ASSETS

                                           Historical
                              ---------------------------------------
                                             Compact
                                  CD          Discs
                              Warehouse,   International,   MacDonald    Pro Forma
                                 Inc.          Ltd.          Assets     Adjustments     Pro Forma
                              -------------------------------------------------------------------
Current assets:
  Cash and cash equivalents   $ 15,431     $  525,523       $  4,125   $4,306,995 (1)
                                                                         (323,076)(2)
                                                                       (3,100,000)(2)
                                                                          (80,000)(3)
                                                                          350,000 (5)  $1,698,998
  Accounts receivable, net       -            341,414            -       (237,272)(2)     104,142
  Merchandise inventory          -            326,561         40,737          -           367,298
  Prepaid expenses and other     -            100,215            -        (82,764)(2)      17,451
                              -------------------------------------------------------------------
Total current assets            15,431      1,293,713         44,862      833,883       2,187,889

Furniture, fixtures and
 equipment, net                  -             32,615            507          -            33,122
Investment in partnerships       -             61,992         38,367      (21,886)(2)      78,473
Intangible and other assets,
 net                           444,993          3,358          1,859     (211,995)(1)
                                                                        3,040,271 (2)
                                                                           80,000 (3)
                                                                          317,953 (4)   3,676,439
                              -------------------------------------------------------------------
Total assets                  $460,424     $1,391,678       $ 85,595   $4,038,226      $5,975,923
                              -------------------------------------------------------------------
                              -------------------------------------------------------------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable            $ 93,340     $  716,550       $   -      $  (57,099)(2)  $  752,791
  Accrued liabilities           17,382          1,578         3,548        (1,578)(2)      20,930
  Advances and deposits          -            107,500           -        (100,000)(2)       7,500
                              -------------------------------------------------------------------
Total current liabilities      110,722        825,628          3,548     (158,677)        781,221

Stockholders' equity:
  Common stock                   3,500          -               -          10,000 (1)
                                                                              800 (4)
                                                                            3,500 (5)      17,800
  Additional paid-in capital   346,500          -               -       4,085,000 (1)
                                                                          399,200 (4)
                                                                          346,500 (5)   5,177,200
  Accumulated deficit             (298)         -               -             -              (298)
  Partners' capital              -            566,050         82,047     (566,050)(2)
                                                                          (82,047)(4)       -
                              -------------------------------------------------------------------
                               349,702        566,050         82,047    4,196,903       5,194,702
                              -------------------------------------------------------------------
Total liabilities and
 stockholders' equity         $460,424     $1,391,678       $ 85,595   $4,038,226      $5,975,923
                              -------------------------------------------------------------------
                              -------------------------------------------------------------------

                                          F-3

                                 CD WAREHOUSE, INC.
                     PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                 December 31, 1996
                                    (unaudited)

 Pro Forma Adjustments:

 (1) To record the issuance of 1,000,000 shares of Common Stock of the Company in connection with the initial public offering:

     Offering proceeds                           $5,000,000
     Expenses of Offering                           905,000
                                                 -----------
     Net proceeds of Offering                     4,095,000
     Offering expenses previously incurred          211,995
                                                 -----------
     Net cash proceeds                           $4,306,995
                                                 -----------
                                                 -----------

(2) Acquisition of specified assets of CDIL and assumption of specified liabilities:

     Net assets at December 31, 1996             $  566,050
     Less net assets retained by CDIL:
     Ivestment in partnership                       (21,886)
     Cash and accounts receivable, net of
      accounts payable and accrued liabilities     (484,435)
                                                 -----------
     Net assets acquired                             59,729
     Acquisition price                            3,200,000
                                                 -----------
     Excess of purchase price over assets
      acquired                                    3,140,271
     Initial deposit paid to CDIL                  (100,000)
                                                 -----------
                                                 $3,040,271
                                                 -----------
                                                 -----------

(3)  Payment of balance of finder's fee          $   80,000
                                                 -----------
                                                 -----------

(4)  Acquisition of MacDonald Assets for
     80,000 shares of Common Stock:

     Purchase price                              $  400,000
     Less net assets at December 31, 1996            82,047
                                                 -----------
     Excess of purchase price over assets
      acquired                                   $  317,953
                                                 -----------
                                                 -----------

(5)  Payment of Common Stock subscription
      by initial stockholder                     $  350,000
                                                 -----------
                                                 -----------

                               CD WAREHOUSE, INC.
             PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                         Year Ended December 31, 1996
                                  (unaudited)

                                              Historical
                                 ---------------------------------------
                                                Compact
                                     CD          Discs
                                 Warehouse,   International,   MacDonald    Pro Forma
                                    Inc.          Ltd.          Assets     Adjustments     Pro Forma
                                 -------------------------------------------------------------------
Revenues:
   Company operations:
   Retail store sales            $   -         $     -         $240,998                   $  240,998
   Wholesale merchandise sales       -          3,468,878          -                       3,468,878
   Software income, net              -              7,030          -                           7,030
   Franchise operations:
   Royalty income                    -          1,200,396          -                       1,200,396
   Franchise and development fees    -             88,321          -                          88,321
                                 -------------------------------------------------------------------
   Total revenues                    -          4,764,625       240,998                    5,005,623

   Operating costs and expenses:
   Cost of sales--retail store
    sales                            -              -           149,775                      149,775
   Cost of sales--wholesale
    merchandise sales                -          3,276,953          -                       3,276,953
   Retail store operating expenses   -              -            69,261                       69,261
   General and administrative      2,335          811,873          -       $  280,500 (2)  1,094,708
   Depreciation and amortization     -             13,238          -          180,000 (3)    193,238
                                 -------------------------------------------------------------------
                                   2,335        4,102,064       219,036       460,500      4,783,935
                                 -------------------------------------------------------------------
   Operating income (loss)        (2,335)         662,561        21,962      (460,500)       221,688

   Other income                    2,037           57,831        27,612       (39,209)(1)     48,271
                                 -------------------------------------------------------------------
   Income (loss) before income
    taxes                           (298)         720,392        49,574      (499,709)       269,959

   Pro forma provision for income
    taxes                            -              -              -           94,000 (4)     94,000
                                 -------------------------------------------------------------------
   Pro forma net income (loss)   $  (298)      $  720,392      $ 49,574     $(593,709)     $ 175,959
                                 -------------------------------------------------------------------
                                 -------------------------------------------------------------------

   Pro forma net income per share                                                               $.10
                                                                                           ---------
                                                                                           ---------

   Shares used in computation                                                              1,780,000
                                                                                           ---------
                                                                                           ---------

                                      F-5

                                  CD WAREHOUSE, INC.
                 PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                           Year Ended December 31, 1996
                                     (unaudited)


                               Pro Forma Adjustments:

(1)  Eliminate partnership interests retained by CDIL          $  39,209
                                                               ---------
                                                               ---------

(2)  Adjust executive compensation as a result of employment
      arrangements with new officers of the Company            $ 280,500
                                                               ---------
                                                               ---------

(3)  Amortization of estimated goodwill on purchase
      transactions over twenty-year period                     $ 180,000
                                                               ---------
                                                               ---------

(4)  Provide for income taxes at statutory rate                $  94,000
                                                               ---------
                                                               ---------

                                FINANCIAL STATEMENTS

                                C D WAREHOUSE, INC.

       FOR THE PERIOD FROM SEPTEMBER 5, 1996 (INCEPTION) TO DECEMBER 31, 1996
                        WITH REPORT OF INDEPENDENT AUDITORS

                           Report of Independent Auditors


The Stockholders
C D Warehouse, Inc.


We have audited the accompanying consolidated balance sheet of C D Warehouse, Inc. as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from September 5, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of C D Warehouse, Inc. at December 31, 1996 and the consolidated results of its operations and its cash flows for the period from September 5, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.




                                                   ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 12, 1997

                                 CD Warehouse, Inc.

                             Consolidated Balance Sheet



                                                       DECEMBER 31,
                                                           1996
                                                       ------------
ASSETS
Current assets:
    Cash and cash equivalents                          $ 15,431
Organization costs                                       12,847
Deferred acquisition costs (NOTE 2)                     220,151
Deferred offering costs (NOTE 2)                        211,995
                                                       --------
                                                       $460,424
                                                       --------
                                                       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $ 93,340
    Accrued liabilities                                  17,382
                                                       --------
Total current liabilities                               110,722

Commitments (NOTES 3 AND 4)

Stockholders' equity (NOTES 2 AND 3):
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                                 -
   Common stock, $.01 par value; 10,000,000 shares
    authorized, 350,000 shares issued and outstanding      3,500
   Paid-in capital                                       346,500
   Accumulated deficit                                      (298)
                                                        --------
Total stockholders' equity                               349,702
                                                        --------
                                                        $460,424
                                                        --------
                                                        --------


                              SEE ACCOMPANYING NOTES.

                                CD Warehouse, Inc.

                       Consolidated Statement of Operations



                                              PERIOD FROM
                                             SEPTEMBER 5,
                                                 1996
                                            (INCEPTION) TO
                                           DECEMBER 31, 1996
                                           -----------------
Interest income                                  $2,037

General and administrative expenses               2,335
                                                 -------
Net loss                                         $ (298)
                                                 -------
                                                 -------


                           SEE ACCOMPANYING NOTES.

                             CD Warehouse, Inc.

                Consolidated Statement of Stockholders' Equity


                                    PERIOD FROM SEPTEMBER 5, 1996 (INCEPTION) TO
                                                 DECEMBER 31, 1996
                                    --------------------------------------------
                                        COMMON STOCK
                                    --------------------   PAID-IN   ACCUMULATED
                                      SHARES     AMOUNT    CAPITAL     DEFICIT
                                     -------     ------    --------  -----------

Balance at September 5, 1996             -       $  -      $    -       $  -

Sale of common stock                 350,000      3,500     346,500        -

Net loss                                 -          -           -        (298)
                                     -------     ------    --------     -----
Balance at December 31, 1996         350,000     $3,500    $346,500     $(298)
                                     -------     ------    --------     -----
                                     -------     ------    --------     -----



                              SEE ACCOMPANYING NOTES.

                             CD Warehouse, Inc.

                    Consolidated Statement of Cash Flows



                                                                 PERIOD FROM
                                                                 SEPTEMBER 5,
                                                                     1996
                                                                (INCEPTION) TO
                                                                 DECEMBER 31,
                                                                    1996
                                                                --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss--cash used for operating activities                     $    (298)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in other assets:
  Organizational costs                                             (12,847)
  Deferred acquisition costs                                      (220,151)
                                                                 ---------
Net cash used in investing activities                             (232,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                               350,000
Deferred offering costs (exclusive of $110,722 of accounts
 payable and accrued liabilities)
                                                                  (101,273)
                                                                 ---------
Net cash provided by financing activities                          248,727
                                                                 ---------
Net increase in cash                                             $  15,431
                                                                 ---------
                                                                 ---------


                              SEE ACCOMPANYING NOTES.

                              CD Warehouse, Inc.

                  Notes to Consolidated Financial Statements

                              December 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONSOLIDATION

The consolidated financial statements include the accounts of C D Warehouse, Inc. (the "Company") and its wholly-owned subsidiary, Compact Discs Management, Inc. ("CDM"). The Company was formed in Delaware on September 5, 1996. The Company has had only limited operations during the period from September 5, 1996 to December 31, 1996.

CASH EQUIVALENTS

Cash equivalents include money-market investments with maturities of three months or less when purchased.

ORGANIZATION COSTS

Organization costs are amortized on a straight-line basis over five years.

DEFERRED ACQUISITION COSTS

Costs incurred related to a business acquisition completed in January 1997 (NOTE
2) have been deferred and, subsequent to December 31, 1996, have been capitalized as a component of the total acquisition cost.

DEFERRED OFFERING COSTS

Specific incremental costs directly attributable to the initial public offering of common stock completed in January 1997 (NOTE 2) have been deferred and, subsequent to December 31, 1996, have been charged against the gross proceeds of the offering.

2.  INITIAL PUBLIC OFFERING AND BUSINESS ACQUISITIONS

In January 1997, the Company completed an initial public offering for 1,000,000 shares of its common stock at a price of $5 per share. The proceeds of the offering, after deducting the underwriting discount and offering expenses were approximately $4.1 million.

                              CD Warehouse, Inc.

2.  INITIAL PUBLIC OFFERING AND BUSINESS ACQUISITIONS (CONTINUED)

Simultaneously with the closing of the Offering, the Company purchased substantially all of the assets of Compact Discs International, Ltd. ("CDIL") for $3.2 million. Prior to the acquisition, CDIL was engaged principally in the business of selling new and preowned audio compact discs to its franchisees.

The acquisition resulted in the Company entering into an area development agreement (the "ADA") with the principal owner of CDIL. The ADA provides for the right to develop franchise operations worldwide, except for the United States, Canada and Mexico. The Company has the right, during a specified period of time, to cancel the ADA and to acquire any franchise developed under the ADA at a specified multiple of earnings. In addition, the Company has agreed to grant to the principal owner of CDIL (1) ten domestic franchises with no initial franchise fee and royalties of 2% of net sales and (2) two renewal franchises with no franchise fee or royalty payments. Except as provided for in the above mentioned franchise agreements, CDIL and the principal owner of CDIL have also entered into covenants not to compete with the Company for a period of ten years.

Also in January 1997, the Company and CDM purchased all of the franchise interests of the largest CDIL franchisee in exchange for 80,000 shares of the Company's common stock.

The acquisitions were recorded in January 1997 under the purchase method of accounting and resulted in an excess of purchase price over net assets acquired of approximately $3.6 million which will be amortized on a straight-line basis over 20 years.

The following unaudited pro forma combined information presents a summary of the consolidated results of operations of the Company and the acquired businesses as if the acquisitions and the initial public offering of the Company had occurred January 1, 1996.

             Revenues                             $5,005,623

             Net income                           $  175,959

             Net income per share                 $      .10

             Shares used in computation            1,780,000

                              CD Warehouse, Inc.

2.  INITIAL PUBLIC OFFERING AND BUSINESS ACQUISITIONS (CONTINUED)


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including amortization of goodwill and provision for executive compensation as a result of the acquisitions. They do not purport to be indicative of the results of operations which would have resulted had the acquisitions and initial public offering occurred on January 1, 1996, or of future results of operations of the consolidated entities.


3.  STOCKHOLDERS' EQUITY

Effective September 5, 1996 and October 1, 1996, the Company obtained stock subscription agreements for the sale of an aggregate of 700,000 shares of common stock at $1 per share. During October 1996, the Company received $350,000 in cash in exchange for the issuance of 350,000 shares of common stock. The subscription agreement for the remaining 350,000 shares provided for payment to the Company concurrently with the closing of the Company's initial public offering of common stock (NOTE 2).

On December 10, 1996, the Company adopted the 1996 Stock Option Plan which provides for grants of up to 400,000 shares of common stock to certain employees, officers, directors and others. Generally, the purchase price of stock issuable upon exercise of the options will be at least equal to the fair market value of the stock on the dates of grant. Generally, options are exercisable no longer than ten years from the dates of grant. No options were granted through December 31, 1996. The Company has agreed to grant options to purchase 6,000 shares annually, subject to pro-rata vesting over a three-year period, to each director.

4.  COMMITMENTS

Effective in January 1997, after the Company's completion of the initial public offering, the Company entered into employment agreements with four officers of the Company. The employment agreements are for terms of one and five years with renewal options of one and five years and total $355,000 annually for the four individuals.

                      COMPACT DISCS INTERNATIONAL, LTD.

                            FINANCIAL STATEMENTS

                    FOR THE YEAR ENDED DECEMBER 31, 1996

                                    WITH

                        INDEPENDENT AUDITORS' REPORT

                        INDEPENDENT AUDITORS' REPORT


To the General Partner
Compact Discs International, Ltd.

     We have audited the accompanying balance sheet of Compact Discs International, Ltd. (A Texas Limited Partnership) as of December 31, 1996, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compact Discs International, Ltd. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                        Huselton & Morgan, P.C.

Dallas, TX
February 27, 1997

                      COMPACT DISCS INTERNATIONAL, LTD.

                       (A TEXAS LIMITED PARTNERSHIP)

                                BALANCE SHEET

                              DECEMBER 31, 1996


                                    ASSETS


Current assets
  Cash                                                      $  525,523
  Accounts receivable (net of allowance of $132,253)           341,414
  Inventory                                                    326,561
  Prepaid expenses                                              31,090
  Deferred expenses                                             69,125
                                                            ----------
    Total current assets                                     1,293,713
                                                            ----------
Furniture, fixtures and equipment (net of
 accumulated depreciation)                                      32,615
                                                            ----------
Investment in partnerships                                      61,992
Other assets (net of amortization)                               3,358
                                                            ----------
    Total other assets                                          65,350
                                                            ----------
    Total assets                                            $1,391,678
                                                            ----------
                                                            ----------






                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE FINANCIAL STATEMENTS.

                      COMPACT DISCS INTERNATIONAL, LTD.

                        (A TEXAS LIMITED PARTNERSHIP)

                                BALANCE SHEET

                              DECEMBER 31, 1996



                      LIABILITIES AND PARTNERS' CAPITAL



Current liabilities
  Accounts payable                                  $  716,550
  Sales tax payable                                      1,450
  Payroll taxes payable                                    128
  Refundable development fees                            7,500
  Deposit on asset sale                                100,000
                                                    ----------
    Total current liabilities                          825,628
                                                    ----------
Partners' capital                                      566,050
                                                    ----------
    Total liabilities and partners' capital         $1,391,678
                                                    ----------
                                                    ----------

Contingent liabilities










                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE FINANCIAL STATEMENTS.

                       COMPACT DISCS INTERNATIONAL, LTD.

                         (A TEXAS LIMITED PARTNERSHIP)

                              STATEMENT OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1996


Revenue
  Retail sales                                          $3,468,879
  Royalty income                                         1,200,396
  Franchise fees                                            65,000
  Development fees                                          23,321
  Computer/software income                                   7,029
                                                        ----------
    Total revenue                                        4,764,625
                                                        ----------
Expenses
  Cost of goods sold-retail sales                        3,276,953
  Salaries                                                 299,969
  Bad debts                                                150,030
  Professional fees                                         64,120
  Promotion                                                 40,003
  Taxes                                                     34,028
  Travel                                                    31,949
  Telephone & utilities                                     31,415
  Commissions                                               29,008
  Rent                                                      28,515
  Insurance                                                 20,144
  Office expense                                            18,616
  Printing                                                  16,970
  Depreciation                                              12,782
  Postage                                                    8,907
  Entertainment                                              5,633
  Franchise meeting                                          5,388
  Repairs & maintenance                                      5,041
  Auto expense                                               4,805
  Licenses                                                   4,170


                                 (continued)


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                      OF THESE FINANCIAL STATEMENTS.

                      COMPACT DISCS INTERNATIONAL, LTD.

                       (A TEXAS LIMITED PARTNERSHIP)

                            STATEMENT OF INCOME

                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                 (continued)


Expenses
  Miscellaneous                                             3,571
  Contract labor                                            3,038
  Advertising                                               2,495
  Dues & subscriptions                                      1,407
  Supplies                                                  1,240
  Bank charges                                              1,080
  Amortization                                                456
  Photography                                                 140
  Charitable contributions                                    140
  Interest expense                                             51
                                                       ----------
    Total expenses                                      4,102,064
                                                       ----------
Operating income                                          662,561
Other income
  Gain on sale of assets                                   13,835
  Investment income                                        43,924
  Interest income                                              72
                                                       ----------
    Net income                                         $  720,392
                                                       ----------
                                                       ----------








                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE FINANCIAL STATEMENTS.

                      COMPACT DISCS INTERNATIONAL, LTD.

                       (A TEXAS LIMITED PARTNERSHIP)

                       STATEMENT OF PARTNERS' CAPITAL

                             DECEMBER 31, 1996



Beginning balance                                       $ 430,239

Beginning capital - CD Acquisitions                       128,096

Net income                                                720,392

Distributions
  Cash                                                   (508,609)
  Noncash                                                (204,068)
                                                        ---------

Ending balance                                          $ 566,050
                                                        ---------
                                                        ---------











                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                     PART OF THESE FINANCIAL STATEMENTS.

                      COMPACT DISCS INTERNATIONAL, LTD.

                       (A TEXAS LIMITED PARTNERSHIP)

                          STATEMENT OF CASH FLOWS

                             DECEMBER 31, 1996




Cash flows from operating activities:
  Net income                                            $ 720,392

  Noncash items
    Bad debt expense                                      138,629
    Depreciation and amortization                          13,238
    Investment income                                     (43,924)
    Gain on sale of investment                            (13,835)
  Adjustments to reconcile net income to cash
   used by operating activities
    (Increase) in accounts receivable                    (265,127)
    (Increase) in inventory                               (20,804)
    (Increase) in prepaids and deferred expenses          (91,123)
    Increase in accounts payable                          291,983
    Decrease in accrued expenses                          (64,294)
    Increase in deposit on sale                           100,000
                                                         ---------
      Net cash provided by operating activities           765,135

Cash flows from investing activities
  Purchase of fixed assets                                (14,661)
  Proceeds from sale of asset                               4,000
  Contribution to partnership                              (1,600)
  Proceeds from sale of Fort Worth investment              30,925
  Distributions from partnerships                          42,394
                                                        ---------
    Net cash provided by investing activities              61,058


                                 (continued)



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL
                     PART OF THESE FINANCIAL STATEMENTS.

                      COMPACT DISCS INTERNATIONAL, LTD.

                       (A TEXAS LIMITED PARTNERSHIP)

                          STATEMENT OF CASH FLOWS

                             DECEMBER 31, 1996

                                 (continued)


Cash flows from financing activities
  Distributions to partners                             (508,609)
                                                       ---------
    Net cash used by financing activities               (508,609)
Net increase in cash                                     317,584
Cash from merger of CDA                                  159,444
Cash at beginning of year                                 48,495
                                                       ---------
Cash at end of year                                    $ 525,523
                                                       ---------

Interest paid                                          $      51
                                                       ---------
                                                       ---------


SUPPLEMENTAL NOTES TO CASH FLOW

     In November, 1996, the Company sold a portion of its interest in the Fort Worth store to the Company's partners and recorded the sale of $30,636 as a draw to the partners.

     Accounts receivable due from partners of the Company in the amount of $173,432 were discharged and recognized as a distribution to the partners.

     Accounts receivable in the amount of $35,549 from two franchisees were exchanged for partnership interests.


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

                      COMPACT DISCS INTERNATIONAL, LTD.

                       (A TEXAS LIMITED PARTNERSHIP)

                             DECEMBER 31, 1996

                       NOTES TO FINANCIAL STATEMENTS

1.  Organization

     THE COMPANY
     Compact Discs International, Ltd. (the "Company") is a Texas limited partnership which conducts business under the name "CD Warehouse" and maintains its principal office in Richardson, Texas.

     In 1995, the Company purchased an 81.25% ownership in CD Warehouse Fort Worth and consolidated the financial results of this entity with the Company. This interest was sold during 1996.

     Effective January 1, 1996, CD Acquisitions ("CDA"), a joint venture owned and operated by the Company's partners, was merged into the Company.

     The Company offers and sells single-unit franchises and development rights for multi-unit franchises for the operation of retail sales outlets which buy, sell and trade new and used compact discs and related items. As of December 31, 1996, the Company has executed 118 franchise agreements for the operation of stores, of which 113 are operational. The Company has 3 development agreements in place as of December 31, 1996. Effective with the merger of CDA, the Company began selling new and used compact discs to franchisees.

     CASH AND CASH EQUIVALENTS
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. All cash is held in accounts that are federally insured.

     INVENTORY
     Inventory consists primarily of both new and used compact discs. All inventory is valued at the lower of cost or market using the first-in, first-out
(FIFO) method.

     FURNITURE, FIXTURES AND EQUIPMENT
     Furniture, fixtures and equipment are stated at cost. The provision for depreciation has been calculated using the straight-line method. Useful lives range from 3 to 7 years.

     OTHER ASSETS
     Organization costs and the Company's trademark are being amortized using the straight-line method over five and fifteen years, respectively.

     INVESTMENT IN PARTNERSHIPS
     The Company records its ownership in four partnerships that own CD Warehouse stores using the equity method of accounting.

     REVENUE RECOGNITION
     Franchise fees are non-refundable. Franchise fee income is recognized upon the opening of the related store. The Company's commitment and obligations to franchisees are not significant after the store is opened. Development right fees paid are recognized as income on a prorated basis as franchise units within a development agreement are opened. Development fees are non-refundable, but can be applied against future franchise fees and royalty fees due from development franchisees. Royalties are recognized when earned. Specially designed software and computer equipment are sold to the franchisees, and the related income is recognized when earned.

     ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

2.  FURNITURE, FIXTURES AND EQUIPMENT
     Components of furniture, fixtures and equipment at December 31, 1996 are as follows:

     Equipment                                                      $ 31,607
     Furniture and fixtures                                            9,685
     Automobiles                                                      16,528
     Leasehold improvements                                                0
                                                                    --------
       Total                                                          57,820
     Accumulated depreciation                                        (25,205)
                                                                    --------
       Total                                                        $ 32,615
                                                                    --------
                                                                    --------

3.  OTHER ASSETS

     Components of other assets at December 31, 1996 are as follows:

     Deposits                                                        $ 2,087
     Organization costs                                                2,150
     Trademark                                                           394
                                                                     -------
       Total                                                           4,631
     Accumulated amortization                                         (1,273)
                                                                     -------
          Total                                                      $ 3,358
                                                                     -------
                                                                     -------

4.  INVESTMENTS IN PARTNERSHIPS

     In the latter part of 1995 and in 1996, the Company entered into partnership agreements to own and operate retail CD outlets in Tulsa, Oklahoma; Memphis, Tennessee; Orange Park, Florida; and Edmond, Oklahoma. At December 31, 1996, the Company has the following investments in general partnerships:

                                                                  Percentage
          Partnership                                                Owned
          -----------                                             ----------

     CD Warehouse -Tulsa                                              50

     CD Warehouse -Memphis                                            25

     CD Warehouse -Orange Park                                        50

     CD Warehouse -Edmond                                             50

     At December 31, 1996, the Company's investments in partnerships and equity in the income of these partnerships for the year ended December 31, 1996 consist of the following:

                                      Investment in        Partnership
                                       Partnership            Income
                                      -------------        -----------
     CD Warehouse - Tulsa              $  25,191            $  10,238
     CD Warehouse - Memphis                  (88)               8,858
     CD Warehouse - Orange Park           21,886               10,886
     CD Warehouse - Edmond                15,003                 (546)
     CD Warehouse - Fort Worth                 0               14,488
                                       ---------            ---------
                                       $  61,992            $  43,924
                                       ---------            ---------
                                       ---------            ---------

     The following summarizes the activity of the CD Warehouse equity investments of the Company for the year ended December 31, 1996:

                       CD Warehouse   CD Warehouse   CD Warehouse   CD Warehouse
                          Edmond       Orange Park       Tulsa         Memphis
                       ------------   ------------   ------------   ------------
Total assets             $42,505        $ 74,854       $ 64,815       $ 49,728
Total liabilities          3,497           4,080          4,430          4,084
                         -------        --------       --------       --------
  Net assets             $39,008        $ 70,774       $ 60,385       $ 45,644
                         -------        --------       --------       --------
                         -------        --------       --------       --------
Revenues                 $78,670        $260,705       $261,873       $371,627
                         -------        --------       --------       --------
Net income (loss)        $(1,091)       $ 21,772       $ 20,475       $ 35,430
                         -------        --------       --------       --------
                         -------        --------       --------       --------

5.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under a non-cancelable operating lease agreement. The agreement expires in 1997. Total rent expense for the year ended December 31, 1996 was $28,515.

     The following is a schedule of future minimum lease payments for the above lease as of December 31, 1996:

                     1997                            $5,694
                                                     ------

     At December 31, 1996, the Company is involved in one situation of pending litigation. The case involves a wrongful death claim resulting from an accident at a franchise location. Although the Company does not anticipate a loss in this case, the extent of possible damages cannot be accurately determined at this time.

6.  INCOME TAXES

     Taxable income of the Company is includable in the income returns of the individual partners; therefore, no provision for income taxes has been made in the accompanying financial statements.

7.  RELATED-PARTY TRANSACTIONS

     The Company sells new and used merchandise to franchisees. The franchisees included the CD Warehouse investments listed in Note 4. Sales to these franchisees amounted to $124,796 for the year ending December 31, 1996.

     At December 31, 1996, the accounts receivable balance includes $12,084 of receivables due from franchisees who are relatives of the partners.

8.  POOLING-OF-INTEREST

     Effective January 1, 1996, CD Acquisitions (A Joint Venture) was merged into the Company. As a result of the merger, Compact Discs International, Ltd. became the successor in interest of all rights, properties, assets, and liabilities of CDA.

     The 1996 financial statements for the merged entities reflect the merger as a pooling of interest. The 1996 statements reflect a full year of operations.

9.  CONCENTRATION OF CREDIT RISK

     The Company maintains its cash balances at various financial institutions located in the Dallas, Texas area. Cash and cash equivalents are held in bank accounts that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, the Company's uninsured balances, before reconciling items, totaled $423,750.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, as of December 31, 1996 are as follows:

                                                Carrying      Fair
                                                 Amount       Value
                                                --------     --------
     Assets:
       Cash and equivalents                     $525,523     $525,523
       Investments in partnerships              $ 61,992     $ 61,992

11. SUBSEQUENT EVENTS

     Effective January 22, 1997, the Company sold a substantial portion of its assets to an unrelated third party. The assets sold consist of all of the Company's (a) rights as the franchisor under existing franchise agreements and existing area development agreements; (b) inventory of new and used CD's; (c) accounts, notes and warranty receivables; (d) trademarks and other intellectual property rights; (e) business records, including but not limited to the Company's customer lists, vendor lists, prospective franchise lists, franchise files, accounting and tax records concerning the same, sales literature and promotional materials; (f) software programs; (g) furniture, equipment, files and other assets located at the Company's corporate offices; and (h) the equity interests of the Company in CD Warehouse stores in Tulsa, Oklahoma, (two), Edmond, Oklahoma and Memphis, Tennessee. The purchaser will be entitled to all franchise fees and royalties accruing to the Company after the closing date of the acquisition. As part of the acquisition, the purchaser will assume the Company's accounts payable for the inventory being acquired as of the closing date, as well as the Company's obligations under the franchise agreements and franchise and area development agreements. The Company will continue in existence; however, the Company's primary business activities remain undetermined.

     In a separate transaction dated February 1, 1997, the Company sold its interest in the CD Warehouse - Orange Park investment for $45,000.

                      COMPACT DISCS INTERNATIONAL, LTD.

                                AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEAR ENDED DECEMBER 31, 1995
                                     WITH
                         INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

To the General Partner
Compact Discs International, Ltd. and Subsidiary

     We have audited the accompanying consolidated balance sheet of Compact Discs International, Ltd. (A Texas Limited Partnership) and Subsidiary as of December 31, 1995, and the related consolidated statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compact Discs International, Ltd. and Subsidiary as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                        Huselton & Morgan, P.C.

Dallas, TX
March 6, 1996, except for Note 2,
  as to which the date is October 10, 1996

               COMPACT DISCS INTERNATIONAL, LTD. AND SUBSIDIARY

                         (A TEXAS LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1995


                                     ASSETS


Current assets
  Cash                                                          $ 48,495
  Accounts receivable (net of allowance of $70,171)              228,887
  Due from CD Acquisitions                                       111,316
  Inventory                                                       50,275
  Prepaid expenses                                                 1,179
                                                                --------
    Total current assets                                         440,152
                                                                --------
Furniture, fixtures and equipment (net of
 accumulated depreciation)                                        39,108
                                                                --------
Investment in partnerships                                        25,231
Other assets (net of amortization)                                 5,288
                                                                --------
    Total investment and other assets                             30,519
                                                                --------
      Total assets                                              $509,779
                                                                --------
                                                                --------








                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE FINANCIAL STATEMENTS.

               COMPACT DISCS INTERNATIONAL, LTD. AND SUBSIDIARY

                         (A TEXAS LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1995


                       LIABILITIES AND PARTNERS' CAPITAL



Current liabilities
  Accounts payable                                              $  4,075
  Sales tax payable                                                2,219
  Payroll taxes payable                                              744
  Development fees advanced                                       60,521
                                                                --------

    Total current liabilities                                     67,559
                                                                --------

Minority interest                                                 11,981

Partners' capital                                                430,239
                                                                --------

    Total liabilities and partners' capital                     $509,779
                                                                --------
                                                                --------





                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE FINANCIAL STATEMENTS.

               COMPACT DISCS INTERNATIONAL, LTD. AND SUBSIDIARY

                        (A TEXAS LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENT OF INCOME

                    FOR THE YEAR ENDED DECEMBER 31, 1995


Revenue
  Royalty income                                               $  946,640
  Retail sales                                                    291,948
  Franchise fees                                                  109,750
  Development fees                                                 74,500
  Software income                                                  23,683
                                                               ----------
    Total revenue                                               1,446,521
                                                               ----------
Expenses
  Salaries                                                        332,333
  Cost of goods sold -retail sales                                181,312
  Bad debts                                                       113,539
  Travel                                                           44,029
  Telephone & utilities                                            43,208
  Rent                                                             41,027
  Taxes                                                            29,289
  Professional fees                                                19,006
  Office expense                                                   18,487
  Advertising                                                      14,745
  Depreciation                                                      9,189
  Miscellaneous                                                     8,666
  Printing                                                          7,927
  Insurance                                                         5,768
  Auto expense                                                      5,314
  Entertainment                                                     4,974
  Postage                                                           4,578
  Promotion                                                         4,218
  Licenses                                                          4,136
  Supplies                                                          4,011
  Contract labor                                                    2,542


                                  (Continued)

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THESE FINANCIAL STATEMENTS.

               COMPACT DISCS INTERNATIONAL, LTD. AND SUBSIDIARY

                         (A TEXAS LIMITED PARTNERSHIP)

                        CONSOLIDATED STATEMENT OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                   (Continued)




Expenses
  Repairs & maintenance                                           1,594
  Security                                                        1,355
  Bank charges                                                      820
  Amortization                                                      456
  Dues & subscriptions                                              455
  Photography                                                       356
  Interest expense                                                   46
  Fees                                                               21
                                                               --------
    Total expenses                                              903,401
                                                               --------
Operating income                                                543,120
Other income
  Equity in income of partnerships                                2,898
  Interest income                                                    89
                                                               --------
Net income before minority interest                             546,107
Minority interest                                                (7,293)
                                                               --------
    Net income                                                 $538,814
                                                               --------
                                                               --------










                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

               COMPACT DISCS INTERNATIONAL, LTD. AND SUBSIDIARY

                        (A TEXAS LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1995



Beginning balance                                                $ 187,702

Net income                                                         538,814

Distributions                                                     (296,277)
                                                                 ---------

Ending balance                                                   $ 430,239
                                                                 ---------















                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

               COMPACT DISCS INTERNATIONAL, LTD. AND SUBSIDIARY

                         (A TEXAS LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED DECEMBER 31, 1995



Cash flows from operating activities:
    Net income                                                     $ 538,814
  Noncash items
    Bad debt expense                                                  70,171
    Depreciation and amortization                                      9,645
    Minority interest                                                  7,293
    Investment income                                                 (2,898)
  Adjustments to reconcile net income to cash
   used by operating activities
    Increase in accounts receivable                                 (224,071)
    Increase in due from CD Acquisitions                             (69,791)
    Increase in inventory                                            (11,327)
    Increase in prepaid expenses                                      (1,179)
    Increase in development fees advanced                             13,521
    Increase (decrease) in accrued liabilities                       (11,829)
    Increase (decrease) in accounts payable                           (1,997)
                                                                   ---------
      Net cash provided by operating activities                      316,352
Cash flows from investing activities
  Purchase of fixed assets                                           (17,355)
  Distributions from partnership - Memphis store                         167
  Distribution to minority interest owner                             (5,040)
                                                                   ---------
      Net cash used by investing activities                          (22,228)
Cash flows from financing activities
  Distributions to partners                                         (296,277)
  Repayment of loan to Leo Kane                                       (2,842)
                                                                   ---------
      Net cash used by financing activities                         (299,119)
Net decrease in cash                                                  (4,995)
Cash at beginning of year                                             53,490
                                                                   ---------
Cash at end of year                                                $  48,495
                                                                   ---------
                                                                   ---------


Supplemental information:
     1995 - Trade receivables in the amount of $22,500 are exchanged for a minority interest in a general partnership.
          - Development fees advanced in the amount of $22,500 are used to satisfy various trade receivables.

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

                  COMPACT DISCS INTERNATIONAL, LTD. AND SUBSIDIARY

                            (A TEXAS LIMITED PARTNERSHIP)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1995

1.  ORGANIZATION

     THE COMPANY

     Compact Discs International, Ltd. (the "Company") is a Texas limited partnership which conducts business under the name "CD Warehouse" and maintains its principal office in Richardson, Texas.

     The Company offers and sells single-unit franchises and development rights for multi-unit franchises for the operation of retail sales outlets which buy, sell and trade new and used compact discs and related items (Note 8). As of December 31, 1995, the Company has executed 112 franchise agreements for the operation of stores, of which 96 are operational. The Company has 11 development agreements in place as of December 31, 1995.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and CD Warehouse - Fort Worth, an 81.25% owned subsidiary; the remaining 18.75% is owned by an unrelated third party investor. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in the consolidated subsidiary represents the minority owner's proportionate share of the equity of CD Warehouse - Fort Worth.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. All cash is held in accounts that are federally insured.

     INVENTORY

     Inventory consists primarily of both new and used compact discs. All inventory is valued at the lower of cost or market using the first-in, first-out
(FIFO) method. The inventory is located for resale at the subsidiary's location in Fort Worth, Texas .

     FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment are stated at cost. The provision for depreciation has been calculated using the straight-line method. Useful lives range from 3 to 7 years.

     OTHER ASSETS

     Organization costs and the Company's trademark are being amortized using the straight-line method over five and fifteen years, respectively.

     INVESTMENT IN PARTNERSHIPS

     The Company records its ownership in two minority-owned partnerships that own CD Warehouse stores using the equity method of accounting.

     REVENUE RECOGNITION

     Franchise fees are non-refundable. Franchise fee income is recognized upon the opening of the related store. The Company's commitment and obligations to franchisees are not significant after the store is opened. Development right fees paid are recognized as income on a prorated basis as the franchise units within a development agreement are opened. Development fees are non-refundable, but will be applied against future franchise fees and royalty fees due from development franchisees. Royalties are recognized when earned. Specially designed software is sold to the franchisees, and the related income is recognized when earned.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

2.  CHANGE IN METHOD OF ACCOUNTING

     Subsequent to the original audit date of these financial statements, March 6, 1996, management of the Company changed its method of accounting for development fee income. In the prior financial statements, the total amount deposited for development rights was recognized as income upon the opening of the first franchise within a development agreement. As Note 1 indicates, these financial statements recognize development fee income on a prorated basis as the franchise units within a development agreement are opened. The change increased income $4,095, increased development fee advances $50,321, and decreased partners' capital $50,321, from what was originally reported in the financial statements audited March 6, 1996.

3.  FURNITURE, FIXTURES AND EQUIPMENT

     Components of furniture, fixtures and equipment at December 31, 1995 are as follows:

     Equipment                                             $ 28,861
     Furniture and fixtures                                  23,541
     Automobiles                                             12,386
     Leasehold improvements                                  10,101
                                                           --------
       Total                                                 74,889
     Accumulated depreciation                               (35,781)
                                                           --------
       Total                                               $ 39,108
                                                           --------
                                                           --------

4.  OTHER ASSETS

     Components of other assets at December 31, 1995 are as follows:

     Deposits                                                $3,560
     Organization costs                                       2,150
     Trademark                                                  394
                                                             ------
       Total                                                  6,104
     Accumulated amortization                                  (816)
                                                             ------
       Total                                                 $5,288
                                                             ------
                                                             ------

5.  INVESTMENT IN PARTNERSHIPS

     In the latter part of 1995 the Company entered into two partnership agreements to own and operate retail CD outlets in Tulsa, Oklahoma and Memphis, Tennessee. At December 31, 1995, the Company has the following investments in general partnerships:

                                                             Percentage
          Partnership                                           Owned
          -----------                                        ----------

     CD Warehouse - Tulsa                                        50

     CD Warehouse - Memphis                                      25

     At December 31, 1995, the Company's investment in partnerships and equity in the income of these partnerships for the year then ended consist of the following:

                                               Investment in     Partnership
                                                Partnership        Income
                                               -------------     -----------

          CD Warehouse - Tulsa                    $22,853          $  353
          CD Warehouse - Memphis                    2,378           2,545
                                                  -------          ------
                                                  $25,231          $2,898
                                                  -------          ------
                                                  -------          ------

     The following summarizes the activity of the CD Warehouse - Tulsa and the CD Warehouse - Memphis partnerships for the year ended December 31, 1995:

                                              CD Warehouse  CD Warehouse
                                                  Tulsa        Memphis
                                              ------------  ------------
          Total assets                           $65,157       $58,722
          Total liabilities                        5,388         3,210
                                                 -------       -------
            Net assets                           $59,769       $55,512
                                                 -------       -------
          Revenues                               $24,683       $98,734
                                                 -------       -------
          Net income                             $   707       $10,180
                                                 -------       -------

6.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under a non-cancelable operating lease agreement. The agreement expires in 1997. The Company also leases retail space for its store operation. This agreement expires in 1996. Total rent expense for the year ended December 31, 1995 was $41,027.

     The following is a schedule of future minimum lease payments for the above leases as of December 31, 1995:

     Year ending December 31, 1996                       $27,426
     Year ending December 31, 1997                         5,694
                                                         -------
                                                         $33,120
                                                         -------

7.  INCOME TAXES

     Taxable income of the Company is includable in the income returns of the individual partners; therefore, no provision for income taxes has been made in the accompanying financial statements.

8.  RELATED-PARTY TRANSACTIONS

     The partners of the Company own, through a joint venture, CD Acquisitions, "CDA." CDA sells new and used merchandise to franchisees. The franchisees included CD Warehouse - Fort Worth, Tulsa and Memphis. Sales to these three franchisees amounted to $108,800 in the year ending December 31, 1995. CDA operates out of the Company's location with no contribution to overhead expenses.

     CDA owes the Company $111,316 at December 31, 1995.

                               CD ACQUISITIONS

                             FINANCIAL STATEMENTS

                     FOR THE YEAR ENDED DECEMBER 31, 1995

                                     WITH

                         INDEPENDENT AUDITORS' REPORT

                         INDEPENDENT AUDITORS' REPORT

To the Venturers
CD Acquisitions

     We have audited the accompanying balance sheet of CD Acquisitions (A Joint Venture) as of December 31, 1995, and the related statements of income, venturers' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CD Acquisitions as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                        Huselton & Morgan, P.C.

Dallas, TX
February 20, 1996

                               CD ACQUISITIONS

                              (A JOINT VENTURE)

                                BALANCE SHEET

                              DECEMBER 31, 1995


                                    ASSETS

Current assets
  Cash                                                          $159,444
  Accounts receivable, net of allowance of $12,859               194,441
  Inventory                                                      305,757
  Prepaid insurance                                                7,913
                                                                --------

    Total current assets                                         667,555
                                                                --------
      Total assets                                              $667,555
                                                                --------
                                                                --------


                    LIABILITIES AND VENTURERS' CAPITAL

Current liabilities
  Accounts payable                                              $411,805
  Due to Compact Discs International, Ltd.                       111,316
  Advances from CD Stores                                          7,997
  Accrued insurance                                                6,430
  Sales tax payable                                                1,911
                                                                --------

    Total current liabilities                                    539,459
                                                                --------

Venturers' capital                                               128,096
                                                                --------
      Total liabilities and venturers' capital                  $667,555
                                                                --------
                                                                --------





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE FINANCIAL STATEMENTS.

                               CD ACQUISITIONS

                              (A JOINT VENTURE)

                 STATEMENT OF INCOME AND VENTURERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 1995




Net Sales                                                    $2,717,043

Cost of goods sold                                            2,511,032
                                                             ----------

Gross profit on sales                                           206,011
                                                             ----------

Administrative and selling expenses                              77,918
                                                             ----------

          Net income                                            128,093

Venturers' capital, beginning of year                                 3
                                                             ----------

Venturers' capital, end of year                              $  128,096
                                                             ----------
                                                             ----------











                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE FINANCIAL STATEMENTS.

                               CD ACQUISITIONS

                              (A JOINT VENTURE)

                           STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED DECEMBER 31, 1995



Cash flows from operating activities:
  Net income                                                      $ 128,093
  Adjustments to reconcile net income to cash
   from operating activities
     Bad debt expense                                                12,859
  (Increase) decrease in:
    Accounts receivable                                              10,342
    Inventory                                                      (145,948)
    Prepaids and other assets                                        (7,913)
  Increase (decrease) in:
    Accounts payable                                                 90,412
    Accrued expenses                                                 12,521
                                                                  ---------
    Net cash provided by operating activities                       100,366

Net increase in cash                                                100,366

Cash at beginning of year                                            59,078
                                                                  ---------
Cash at end of year                                               $ 159,444
                                                                  ---------
                                                                  ---------









                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

                               CD ACQUISITIONS

                              (A JOINT VENTURE)

                       NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1995

1.  ACCOUNTING AND FINANCIAL REPORTING POLICIES

     CD Acquisitions (the "Company") is a joint venture among two individuals and a limited liability company owned by one of the same individuals and his spouse. The principal office of operations is located in Richardson, Texas. The Company is a wholesale distributor of new and used compact discs.

     The significant accounting policies utilized in the preparation of the financial statements are as follows:

     RECORDS

     The financial statements are presented in accordance with generally accepted accounting principles.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 1995. All cash is held in accounts that are federally insured.

     INVENTORY

     Inventory is stated at the lower of cost or market. Cost is determined by using a moving average method.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

2.  RELATED PARTY TRANSACTIONS

     At December 31, 1995, the Company has the following balance owed to related parties:

          Due to Compact Discs International, Ltd.               $111,316
                                                                 --------

     Leo Kane, owner of the Company, owns a 33% limited partnership interest in Compact Discs International, Ltd. ("CDIL"). CDIL offers and sells single-unit franchises and development rights for multi-unit franchises for the operation of retail outlets which buy, sell and trade new and used compact discs. All of the Company's 1995 sales were to franchisees of CDIL. The Company operates out of the office and warehouse of CDIL at no charge to the Company.

3.  INCOME TAXES

     Taxable income or loss of the Company is includable in the income tax return of the proprietor; therefore, no provision for income taxes has been made in the accompanying financial statements.