Form 10KSB40/A
period 1996-12-31
CD WAREHOUSE INC
filed 1997-03-31
CIK 1025822

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-KSB/A

(Mark One)
[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


[  ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________to________________.


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996  COMMISSION FILE NUMBER 000-21887

                         CD WAREHOUSE, INC.
                         ------------------
    (Exact name of registrant as specified in its charter)

     DELAWARE                                 73-1504999
     --------                                 ----------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

722 NORTH BROADWAY, OKLAHOMA CITY, OKLAHOMA                     73102
-------------------------------------------                   ----------
(Address of principal executive offices)                      (Zip Code)

    Registrant's telephone number, including area code:  (405) 232-2797

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    X
                    ---
Registrant's revenues for its most recent fiscal year were None.
                                                           ----
As of March 26, 1997, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $4,734,506.

As of March 26, 1997, there were 1,820,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   YES     NO  X
                                                                 ---    ---
DOCUMENTS INCORPORATED BY REFERENCE: None

                                FORM 10-KSB/A

                              TABLE OF CONTENTS


  ITEM                          PART I                              PAGE
-------  -----------------------------------------------------      ----
  1.     Description of Business                                      1
  2.     Description of Property                                     10
  3.     Legal Proceedings                                           10
  4.     Submission of Matters to a Vote of Security Holders         10

                               PART II
         -----------------------------------------------------
  5.     Market for Common Equity and Related
         Stockholder Matters                                         11
  6.     Management's Discussion and Analysis or Plan of
         Operation                                                   11
  7.     Financial Statements                                        15
  8.     Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                         16

                              PART III
         -----------------------------------------------------
  9.     Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange
         Act                                                         16
  10.    Executive Compensation                                      17
  11.    Security Ownership of Certain Beneficial Owners and
         Management                                                  19
  12.    Certain Relationships and Related Transactions              20
  13.    Exhibits and Reports on Form 8-K                            21

  Signatures                                                         24

  Financial Information                                           Appendix A

                                 PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

    CD Warehouse, Inc. (the "Company") was formed in September 1996 to acquire the assets of Compact Discs International, Ltd. ("CDIL"), a Texas limited partnership which franchises stores throughout the United States and England under the name "CD Warehouse." CD Warehouse stores sell, trade and buy new and preowned compact dics ("CD's") and related products. According to the January 1996 issue of ENTREPRENEUR MAGAZINE, CDIL was ranked among the top 30 new franchises in the United States. At December 31, 1996, there were 113 franchised CD Warehouse stores in 26 states and England.

    The CD is a digital storage medium developed by Phillips Electronics of the Netherlands and Sony Corporation of Japan and introduced commercially in the U.S. in 1983. The pronounced freedom from surface noise, the absence of tape hiss, and the large dynamic range of the CD (i.e., the ability to play very quiet and very loud passages without excessive distortion) have made the digitally-recorded CD a success in the music industry. Moreover, improved mechanical isolation of CD players, information buffering and rapid random access have made CD playing acceptable for automobile as well as home use.

    According to the Recording Industry Association of America (the "RIAA"), CD sales in the United States were over 700 million units in 1995, generating annual sales exceeding $9 billion. The lack of any audible difference between new and preowned CD's, durability of the medium, cost savings and the accumulating stock of available CDs for resale, suggest the possibility for rapid market growth in the preowned CD market.

    The CD Warehouse concept capitalizes on the emergence of CD's as the prevailing form of prerecorded music. Because the CD is encased in plastic and read by a laser, the playing of CD's, and even the occasional careless handling of CDs, rarely cause damage that will impair performance or result in any degradation of sound quality. In the absence of pronounced abuse, CD's may reasonably be expected to last for decades; premium (gold-plated) CD's may last for centuries. Such extraordinary durability, coupled with the standard error-correction circuitry in CD players, means that preowned CDs are essentially indistinguishable from new CDs in terms of audible performance. By offering quality preowned CD's at substantial savings and responding to consumers' desire to recycle merchandise they no longer want or use but which has intrinsic value, the CD Warehouse remarketing concept emphasizes consumer value. The CD Warehouse marketing slogan, "selling compact discs at compact prices," embodies this concept.

    CD Warehouse stores sell their products to the general public in the market area where the respective store is located. A typical CD Warehouse store, located in a high traffic strip shopping center, will occupy between 1,000 and 2,000 square feet and offer between 8,000 and 12,000 selections, with approximately 80% of the dollar sales volume being preowned selections and the balance being new releases from the major music categories. At each CD Warehouse store, a customer selects from a number of new and preowned CD's and may listen to preowned CD's before purchase. CD Warehouse sells CD's, takes customers' CD's in trade or buys customers' CD's for cash. Typically, each CD Warehouse store carries the majority of the Billboard Top 100 selections as "new" inventory, filling out its inventory selection with preowned CD's which are purchased for $1 to $4 and remarketed for $6 to $9.


    The Company's expansion strategy for 1997 is to open 9 to 12 Company-owned stores and 18 to 24 franchised stores. Simultaneously with the closing of the Company's initial public offering (the "Offering"), which was consummated on January 27, 1997, the Company acquired the assets of CDIL (the "CDIL Acquisition") for a purchase price of $3.2 million. See Item 12 - Certain Relationships and Related Transactions. In a related transaction (the "MacDonald Acquisition"), which also occurred simultaneously with the closing of the Offering, the Company's wholly owned subsidiary, Compact Discs Management, Inc. ("CD Management") acquired the equity interests of Bruce D. MacDonald (together with his affiliates, "MacDonald") with respect to 36 franchised CD Warehouse stores. Pursuant to the MacDonald Acquisition, the Company acquired 100% ownership of an existing store in Dallas, Texas (the "Montfort Street Store") and minority equity interests (including MacDonald's interest as a managing general partner or limited liability company manager) in 35 other existing stores (the "MacDonald Equity Interests"). The Company formed CD Management to act as the successor general partner or manager of, respectively, 15 partnerships and two limited liability companies originally organized by MacDonald to fund, own and operate the 35 franchised stores in which MacDonald holds a minority equity interest. Pursuant to the MacDonald Acquisition, the Company issued to MacDonald 80,000 shares of the Company's

Common Stock. See Item 12 - Certain Relationships and Related Transactions. Upon consummation of the CDIL Acquisition and the MacDonald Acquisition, the Company acquired the rights to the CD Warehouse name, assumed CDIL's role as franchisor under the franchise agreements to which CDIL was a party and acquired interests in the CD Warehouse Stores in which MacDonald had an interest.

    During the year ended December 31, 1996, on a pro forma basis taking into account the CDIL Acquisition and the MacDonald Acquisition, the Company had pro forma total revenues of approximately $5,006,000, and pro forma net income, as adjusted, of approximately $176,000. There can be no assurance that the historical level of the Company's revenues and net income will continue to be achieved in the future.

    Certain statements contained herein relating to the Company's proposed business strategy and expansion plans are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, the risks detailed in Item 3 - Legal Proceedings and other risks detailed throughout this Annual Report (the "Report"). These forward-looking statements represent the Company's judgment as of the filing date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

BUSINESS STRATEGY

    The Company believes that there is a growing consumer willingness to purchase preowned CD's, which is providing an expanding market niche in the retail music industry for CD resellers. The Company's business strategy is to establish itself as the recognized industry leader in the domestic buy-sell-trade retail CD marketplace by pursuing a three-fold approach: (1) offering quality, preowned CD's at exceptional value; (2) selling new releases at competitive prices; and (3) offering to accept as a trade, or buy for cash, selected CD's from customers.

    The Company's expansion strategy for 1997 is to open 9 to 12 Company-owned stores and 18 to 24 franchised stores. Management believes that, in addition to the Company, Disc Go Round and The Wherehouse are the only national chains engaged in the sale of preowned CD's. Based on publicly available information regarding such companies, the Company believes that CD Warehouse stores currently account for approximately 23% of the estimated 480 chain-based CD reseller stores that operate throughout the United States. Management believes that the market for CD remarketers is fragmented and underserved, and that the Company can increase its market share by expanding the CD Warehouse concept in targeted markets. To accomplish this objective, the Company intends to employ a business strategy that includes the following elements:

      INVENTORY MANAGEMENT SYSTEM. The Company considers its inventory management system, which is a proprietary software program, to be essential to the success of its business strategy and the CD Warehouse concept. The program, which has a database in excess of 60,000 titles and includes catalogs from all the major record labels, assists each store in selectively procuring preowned CD's by supplying buying directions for every CD offered. The ability to access this data instantly gives store operators the capability to make an informed decision on every CD presented by a customer for purchase or trade, by reviewing the title's historic sales data, as well as the recommended purchase price that the CD has been assigned by the Company. By scanning each CD (utilizing bar coding capability), the program also includes point-of-sale recording of all transactions, including customer profiles with which mailing lists may be created. Additionally, as each transaction is entered, the program provides for the printing of customer receipts which concurrently compiles inventory by title, including respective costs, selling price and gross profit results. Accordingly, the program can generate reports of comprehensive data for any selected period or any facet of store operations, including sales by title, sales by dollar volume, inventory by title, individual transaction summaries, acquisitions for any period, system adjustments, cash register reconciliation and virtually any other pertinent financial information.

    The Company believes that its inventory management system contributes to more efficient system-wide management of inventory by reducing the need to purchase new titles from music distributors for new store inventories and affording existing stores the opportunity to sell excess inventory. As new stores are developed, opening packages of inventory are assembled by the Company and sold to the franchisees. The demand for inventory by new stores allows existing stores to sell excess inventory. The Company has a policy of buying available inventory directly from the retail locations and, with modem and Internet capability, the Company compiles real-time inventory information. If, for example, it is determined that a store may be overstocked on a particular selection, the Company may purchase the selection and resell it to another unit or as part of the opening inventory of a new store. The Company believes that this is a significant advantage in comparison to its competitors since the Company can review all titles available and source its own system for inventory. Management anticipates, based on CDIL's operational history, that as much as 75% of the opening inventory for a new store can be purchased from the current system of CD Warehouse stores. This constant inventory turnover allows existing stores to make a reasonable profit and provide a source of capital while providing an opportunity for the Company to acquire quality inventory to open new stores or update an existing location's inventory.

    CUSTOMER SERVICE.   The Company emphasizes excellent customer service and
seeks to employ, and to sell franchises to, motivated and energetic people. Management believes in employing an owner/operator principal in which the store manager has a vested interest in increasing sales and profitability. It is management's intent to encourage this same philosophy to its multi-unit franchises. The Company also intends to foster enthusiasm for its customer service philosophy and the CD Warehouse concept through annual franchise conventions, regional meetings and other frequent contacts with its franchisees and store managers.

    TARGETED EXPANSION.   The Company believes that its existing core and
developing markets offer significant growth opportunity for both Company-owned and franchised store development. During 1997, the Company intends to concentrate its expansion of Company-owned stores in markets where it can cluster stores, thereby expanding consumer awareness and creating significant operating, distribution and advertising efficiencies. To increase its penetration of core markets, the Company intends to co-develop markets with franchisees, divide markets among franchisees or divide markets among the Company and franchisees. The Company also intends to cluster its Company-owned stores and franchised stores through the use of area development agreements and its site selection approval process. The Company believes that this approach will result in increased average store sales.

STORE LOCATIONS

    The table below illustrates the location by state of all CD Warehouse retail stores in the United States and England as of December 31, 1996:

DOMESTIC
--------
ALABAMA                        IDAHO             MARYLAND
Decatur                        Idaho Falls       Laurel
Huntsville
                               ILLINOIS          MISSOURI
ARKANSAS                       Carol Stream      Ballwin
Little Rock*                   Lombard           Branson*
                               Streamwood        Cape Girardeau
COLORADO                       Wheaton           Gladstone*
Colorado Springs                                 Springfield*
Denver*                        IOWA              St. Louis
Ft. Collins*                   Des Moines
                               Davenport         MONTANA
FLORIDA                                          Bozeman
Ft. Myers                      KANSAS
Jacksonville*                  Overland Park*    NEBRASKA
Lake Park                      Shawnee*          Omaha*
Naples                         Wichita*
Neptune Beach*                                   NEW YORK
Orange Park*                   LOUISIANA         New York
Tallahassee                    Baton Rouge*
Tampa*                         Baton Rouge*      OHIO
Venice                         Bossier City      Columbus
                               Kenner*           Columbus
GEORGIA                        Lafayette*        Mayfield Heights
Atlanta                        Metarie*          Miamisburg
Martinez                       Shreveport        Parma Heights
                               Slidell           Toledo

OKLAHOMA                       Beaumont*                Temple
Edmond*                        Carrollton               Waco*
Oklahoma City - N              College Station*         Webster
May*                           Dallas - Montfort**      Wichita Falls
Oklahoma City-NW               Dallas- Oak Lawn         Midland
Expressway*                    Dallas- Preston          N. Richland Hills
Tulsa - S Sheridan*            Dallas- Skillman         Plano
Tulsa - S Peoria               Dallas - Walnut Hill
                               Denton *                 UTAH
OREGON                         El Paso                  Provo
Portland - SW                  Ft. Worth - Berry        St. George
Washington St.                 Street                   Taylorsville*
Portland - NE                  Ft. Worth - S. Hulen
Broadway                       Garland                  VIRGINIA
                               Houston - FM 1960 W      Alexandria*
SOUTH CAROLINA                 Houston - D.S.
Greenville                     Shepherd*                WASHINGTON
                               Houston -                Seattle
SOUTH DAKOTA                   Copperfield
Rapid City                     Irving*                  WISCONSIN
                               Lewisville*              Appleton
                               Lubbock                  Brookfield
TENNESSEE                      Mesquite*                Kenosha
Jackson                        San Angelo               Milwaukee
Memphis*                       San Antonio - NW
                               Military                 INTERNATIONAL / UK
TEXAS                          San Antonio -
Abilene                        Thousand Oaks            Ealing
Arlington  - Cooper            San Antonio - Evers      Leeds
Street*                        San Antonio -            London
Arlington - N                  Broadway
Collins                        San Antonio - San
Austin - Research Blvd         Pedro
Austin - Guadalupe             Sherman

____________________

* Franchise store operations managed by CD Management, a wholly-owned subsidiary of the Company, which also owns a minority equity interest in the indicated store.

** Pursuant to the MacDonald Acquisition, which was consummated on January 27, 1997, the Company acquired 100% ownership.

EXPANSION STRATEGY

    The first CD Warehouse store opened in Dallas, Texas in August 1992 and, as of December 31, 1996, there were a total of 113 CD Warehouse stores in 26 states and England, all but one of which were franchised. In 1997, the Company expects to open between 18 and 24 new franchised stores and 9 to 12 new Company-owned stores. Key elements of the Company's expansion strategy include:

    AGGRESSIVE, BALANCED GROWTH. The Company's expansion strategy is to balance the growth of its Company-owned and franchised stores by increasing its emphasis on Company-owned store expansion. A Company-owned store provides a greater potential economic return to the Company than does a franchised store. The Company believes that, in many cases, the Company will be able to take advantage of a promising new location by establishing a Company-owned store when a delay in finding a qualified franchisee might jeopardize the Company's ability to secure the site. Company-owned stores also provide a training ground for Company-owned store and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. The Company also plans to open additional franchised stores, which enable the Company to expand its system more quickly with no capital investment.

    NAME RECOGNITION AND NEW MARKET PENETRATION. The Company believes the visibility of its stores at high traffic strip shopping centers has generated good name recognition in the areas in which stores currently are located. CD Warehouse stores historically have been concentrated in the Southwest United States, but recent growth has generated a gradual shift outward into adjoining states and scattered parts of the Midwestern and Southeastern United States. The Company's expansion strategy involves initially the building-out of these existing markets and subsequently the further penetration of developing markets through the clustering of both Company-owned and franchised stores. This expansion strategy is designed to take advantage of operational and advertising efficiencies through store clustering within television and other advertising markets, thereby increasing market penetration and consumer awareness. To accelerate penetration of larger markets, the Company intends to co-develop markets with franchisees or divide markets among franchisees, and intends to utilize market co-development where appropriate. In determining which new markets to develop, the Company considers many factors, including the size of the market, demographics and population trends, competition and real estate availability and pricing.

    INTERNATIONAL FRANCHISE EXPANSION. There are three franchised stores currently operating in England. In connection with the CDIL Acquisition, the Company has entered into a master franchise agreement (the "Worldwide Area Development Agreement") with the founder of CDIL, Mark E. Kane. The Worldwide Area Development Agreement provides for a period of ten years for development of franchise operations worldwide, excluding the United States, Canada and Mexico, and includes a provision which allows the Company, at its option, to purchase Mr. Kane's interest in any franchised operations developed pursuant to the Worldwide Area Development Agreement. The development schedule under the agreement requires that Mr. Kane open 100 stores over the ten year period. The agreement provides that Mr. Kane will pay the Company an amount to be jointly determined between the Company and Mr. Kane on a country-by-country basis, provided that the Company will receive a franchise fee of not less than $3,000 per store, a minimum royalty of 1% of gross sales based on individual store sales volume and 20% of the total fee received from each subfranchisee by Mr. Kane. The Company's intent is to focus its own efforts on developing the CD Warehouse franchise system domestically, and it considers the Worldwide Area Development Agreement an attractive vehicle to utilize the expertise of Mr. Kane to develop the international franchise system. See Item 12 - Certain Relationships and Related Transactions.

    CONSIDERATION OF ACQUISITIONS. Concurrently with the Offering, the Company acquired the interests of MacDonald, the largest CD Warehouse franchisee. The Company intends to pursue the acquisition of other local and regional preowned music retailers to implement its strategy of building out current markets and establishing itself in new target markets that may be concurrently developed by the Company as well as franchised stores.

    NEW STORE CONCEPT. The Company is investigating the need for a new, consistent appearance, both externally and internally, for all units. A prototype unit opened in August 1996, in Plano Texas. This particular store carries slightly more inventory (16,000 titles) and utilizes updated decor and lighting schemes. The Company believes that by offering a larger variety in both new and preowned titles, it will derive greater profits. Once a determination is made, a uniform, low cost remodel plan will be devised for the system as a whole.

OPERATIONS

    ACQUISITION OF PREOWNED CD'S. A key component of the CD Warehouse concept is to accept as a trade or buy for cash selected CD's from customers; accordingly, the Company anticipates that it will obtain its preowned CD inventory primarily from within the system itself. Additionally, utilizing its inventory management system, which is a proprietary program, the Company affords existing stores the opportunity to sell excess inventory. As new stores are developed, opening packages of inventory are assembled by the Company and sold to the franchisees. The demand for inventory by new stores allows existing stores to sell excess inventory. The Company has a policy of buying available inventory directly from the retail locations and, with modem and Internet capability, the Company compiles real-time inventory information. If, for example, it is determined that a store may be overstocked on a particular selection, the Company may purchase the selection and resell it to another unit or as part of the opening inventory of a new store. The Company believes that this is a significant advantage in comparison to its competitors since the Company can review all titles available and source its own system for inventory. Management anticipates, based on CDIL's operational history, that as much as 75% of the opening inventory for a new store can be purchased from the current system of CD Warehouse stores. This constant inventory turnover allows existing stores to make a reasonable profit and provide a source of capital while providing an opportunity for the Company to acquire quality inventory to open new stores or update an existing location's inventory.

    PURCHASING OF NEW CD'S, OTHER POINT-OF-SALE ITEMS AND STORE FIXTURES.
For new music releases, the Company contracts with six major industry CD suppliers (Sony Music; Warner/Elektra/Atlantic Corp. (subsidiary of Time Warner); BMG Music (subsidiary of Bertelsman); MCA, Inc. (subsidiary of Matsushita); PolyGram (subsidiary of Philips); and CEMA (subsidiary of Thorn-EMI) to provide the necessary access to new titles. As these new releases become available, the Company reviews all titles and determines what specific releases will be acquired for sale to the system. The Company then provides a weekly sales program to franchisees and Company-owned stores consisting of available inventory. This program includes new releases, catalog titles (i.e. Elvis Presley, Pink Floyd, movie soundtracks, etc.), preowned titles and various point of sale and merchandising items. The Company negotiates on behalf of the system for inventory display racks, lighting and related products which are then shipped directly from the manufacturers to the individual stores.

    As the system grows, the Company believes that additional quantity discounts can be negotiated with the respective equipment and product suppliers. The Company maintains its own distribution facility to provide its franchise and Company-owned stores with available new and preowned CD's. Additionally, the Company is researching the possibility of forward warehousing inventory in specific regions to reduce the shipping time and related shipping costs.

MARKETING AND ADVERTISING

    Historically, CDIL has had only a limited involvement in direct retail operations. Although the Company provides new stores with certain pre-opening items and point-of-sale materials, and additional point-of-sales materials are available to all stores at no cost from the record companies, CD Warehouse franchisees currently conduct marketing and advertising activities independently through newspapers and radio, the funds for which are reserved pursuant to the franchise agreement, which provides for each store to reserve 2.5% of sales to spend specifically on advertising. It is the Company's intent, as markets reach relative points of saturation, to develop an advertising cooperative that the Company will manage to support enhanced advertising (i.e., television, direct mail, etc.). Additionally, the Company is considering making preowned CD's available for sale through Internet access.

FRANCHISING PROGRAM

    GENERAL. As of December 31, 1996, there were a total of 113 CD Warehouse stores in 26 states and England. The Company expects that 18 to 24 new franchised stores will open by the end of 1997. However, there can be no assurance that all of these stores will be opened or that the development schedule set forth in each area development agreement will be achieved.

    The Company's franchise agreement provides the franchisee the right to use the Company's trade names, service marks and trademark; design plans, color schemes, signs and fixtures for store premises; buying and selling guidelines; computerized inventory management system; initial inventory, operations and financial control guidelines; initial management training; and advertising assistance.

    The following table sets forth the number of CD Warehouse stores opened and closed since the inception of the CD Warehouse franchise system:

                  1992      1993      1994      1995      1996      TOTAL
                  ----      ----      ----      ----      ----      -----
    Opened         2         17        51        36        24        130
    Closed         0         0          3         7         7         17
                                                                     ---
                                                                     113

    FRANCHISE SOURCING AND SELECTION. The majority of new franchises are awarded to persons referred by existing franchisees, to interested consumers who have visited CD Warehouse stores and to existing franchisees. Franchisees are approved by the Company on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with the Company's operating philosophy.

    FRANCHISE MARKETING PROGRAM. The Company's franchise marketing program seeks to attract prospective franchisees with management experience, a minimum level of net worth and strong interest in the retail music business. The Company markets its franchise opportunities by advertising in selected business magazines and franchise-oriented publications. Each inquiry is responded to and an initial determination is made as to the prospect's qualifications to become a CD Warehouse franchisee. Once initially qualified, the prospect is mailed the Company's brochure and marketing materials. The inquiry is then followed up on within a period of two weeks. In June 1996, CDIL implemented an enhanced advertising strategy utilizing Entrepreneur Magazine. The
Company believes that the new marketing program has resulted in heightened awareness of CD Warehouse as a franchise opportunity.

    The Company also intends to establish a home page via the Internet (World Wide Web) that will provide detail on the franchise opportunities presented by operating a CD Warehouse store.

    TRAINING AND SUPPORT. The Company's philosophy is one of service and commitment to its franchise system and it intends to implement a plan to improve its franchise support services. Each franchise owner/operator and each franchised store manager is required to complete a comprehensive training program in store operation and management. Topics covered in the training course include the Company's philosophy of store operation and management, customer service, merchandising, marketing, pricing, inventory and cost control, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, trainees are provided with a complete orientation to Company operations by meeting with members of the senior management of the Company. Training continues through the opening of the store, where Company field personnel assist and guide the franchisee in all areas of operation.

    THE FRANCHISE AGREEMENT; TERMS AND CONDITIONS. The domestic offer and sale of CD Warehouse franchises is made by its Uniform Franchise Offering Circular prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchisor to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

    Under the current form of domestic franchise agreement in effect at March 26, 1997, franchisees pay the Company (i) an initial franchise fee of $15,000,
(ii) royalties equal to 5% of monthly gross sales and (iii) a marketing fee equal to 2.5% of monthly gross sales. CD Warehouse franchisees existing prior to January 27, 1997, who enter into a Franchise Agreement for a new location on or prior to December 31, 1998, will pay the Company (i) an initial franchise fee of $6,000; (ii) royalties equal to 5% of monthly gross sales and (iii) a marketing fee equal to 2.5% of monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of CD Warehouse stores only in the immediate vicinity of their stores.

    The franchise agreement requires franchisees to purchase from the Company certain proprietary software and the store's initial inventory, and to comply with the Company's procedures of operation, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect from time to time for the CD Warehouse system. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in the judgment of the Company is likely to adversely affect the CD Warehouse system. The Company's ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations.

    The agreement prohibits the transfer or assignment of any interest in a franchise without the prior written consent of the Company. The agreement also gives the Company a right of first refusal to purchase any interest in a franchise if a proposed transfer would result in a change of control of that franchise. The refusal right, if exercised, would allow the Company to purchase the interest proposed to be transferred under the same terms and conditions and for the same price as offered by the proposed transferee.

    The term of each franchise agreement is ten years, and franchisees generally have the right to renew for an additional ten-year term. All of the franchise agreements assigned to the Company in connection with the CDIL Acquisition will expire between 2002 and 2006.

    UNIT ECONOMICS. The Company believes that future CD Warehouse stores can be opened for an initial investment range of $88,000 to $113,000. The estimated initial investment is comprised of the following:

                                       MINIMUM   MAXIMUM
                                       --------  ---------
    Franchise Fee..................... $  6,000  $  15,000
    Inventory.........................   45,000     55,000
    Leasehold Improvements............    9,500     11,500
    Proprietary Software..............    1,500      1,500
    Signage (exterior and interior)...    5,500      7,000
    Fixtures and equipment............    9,000     10,000
    Lease and utility deposits........    1,500      3,000
    Initial working capital...........   10,000     10,000
                                       --------   --------
           Total......................  $88,000   $113,000
                                       --------   --------
                                       --------   --------

    Management believes that a key indicator of the success of a franchise location is the sales to capitalization ratio. That ratio is defined as the annual sales revenue generated by the business divided by the capitalization costs to open the business. For the year ended December 31, 1996, average unit sales on a comparable basis were $276,000. Based on an average initial estimated capitalization of $100,000, the sales to capitalization ratio to open a new CD Warehouse store is 2.76 to 1.

    FRANCHISE FINANCING. The Company's predecessor did not provide prospective franchisees with financing for its stores. Typically, franchisees have obtained their own sources of such financing and have not required the Company's assistance. On March 3, 1997, the Company executed an agreement with Berthel Fisher Leasing Company, Inc. ("Berthel Fisher"), pursuant to which Berthel Fisher has agreed to provide up to an aggregate $1 million of equipment, furniture and fixtures financing to new franchisees.

COMPANY STORE PROGRAM

    As a result of the MacDonald Acquisition, the Company acquired interests in 36 CD Warehouse stores, and intends to open 9 to 12 Company-owned stores in 1997. Although Company-owned stores require an initial capital outlay by the Company, they also provide a greater potential economic return to the Company than franchised stores. The Company estimates that the cost of opening a new Company-owned store is approximately $90,000, excluding pre-opening costs but including initial inventories.

    Company-owned stores also permit market penetration, or seeding, in the absence of an immediately-viable multi-location franchise operator. Company stores provide an opportunity to continually refine the Company's standard store model in order to respond to market dynamics. Variations in inventory mix, ancillary product offerings, and marketing and sales techniques can be tested and refined before implementation throughout the system.

    The Company believes in the owner-operator concept. It is the intent that each Company-owned store will be operated by an owner-manager. The Company believes that this relationship provides operators with an incentive to perform with a higher degree of commitment to the store's business. As a market is developed, manager-owners will be given opportunities to progress into multi-unit management. A typical multi-unit supervisor will own up to 20% of each unit under his supervision.

    Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See Item I -- Description of Business. The Company's Vice President-Company Store Operations and his staff regularly visit Company-owned stores to ensure compliance with Company standards and procedures and to provide advice and support.

GOVERNMENTAL REGULATION

    The Company is subject to various federal, state and local laws affecting its business. Each of the Company's stores is subject to licensing and regulation by a number of governmental authorities, which include taxing, zoning and building agencies in the state or municipality in which the store is located. Difficulties in obtaining or failures to obtain required licenses or approvals could delay or prevent the opening a new store in a particular area.

    The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws which regulate the offer and sale of franchises. The FTC has adopted a rule that requires franchisors to make certain disclosures to prospective franchise owners prior to the offer or sale of franchises. This rule requires the disclosure of information necessary for a franchise owner to make an informed decision as to whether to enter into a franchise relationship and delineates the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act. Additionally, numerous states have in recent years adopted laws regulating franchise operations and the franchisor-franchisee relationship, and similar legislation is pending in Congress and several other states. Existing laws and pending proposals vary from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the establishment and termination of franchise relationships. These laws generally apply to both area and individual franchises. Although the foregoing matters may result in some modification in the Company's franchising activities and some delays or failures in enforcing certain of its rights and remedies under certain area or individual franchise agreements, such modifications, delays or failures have not had a material adverse effect on the Company's operations or business. However, the law applicable to franchise operations and relationships is still developing, and the Company is unable to predict the effect, if any, on its operations of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to the franchise industry. While it is difficult to assess potential effects of federal and state legislation in the U.S. or new international laws that may impact the industry, the Company does not anticipate any material adverse effects from such legislation or laws at this time.

    The Company's operations are also subject to federal and state laws governing such matters as wages, working conditions and overtime.

COMPETITION

    The Company competes in the retail music industry, which is highly competitive in price, selection, service and location and is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns and technological innovations. The following profile provides an overview and comparison of how the retail "new release" CD industry and the emerging retail "remarketing" or "buy-sell-trade" CD industry are currently structured and segmented.

    According to the RIAA, CD sales in the United States were over 700 million units in 1995, generating annual sales exceeding $9 billion. The Company has various competitors in the industry who sell new recordings and music related merchandise. These companies vary from those who are specialty music stores in malls (such as Musicland, Camelot) and those who utilize free-standing buildings (such as Blockbuster Music, Wherehouse Records). Empirical studies conducted by the Company indicate that companies in mall locations typically charge $15.99 to $17.99 for their front-line CD products. Those in free-standing buildings generally have much larger facilities (between 12,000 to 20,000 square feet). Their selling price for front-line items range between $13.99 and $15.99, with the latest top 20 releases on sale for $11.99 to $13.99 per CD. None of these "superstores" sell preowned music except for Wherehouse Records, which has generally offered an inventory of preowned CDs in less than 500 square feet of space with limited selections.

    Other retailers offering music include major national discount stores, including Wal-Mart, K-Mart and Target stores. These national discounters maintain a very small number of new music titles while offering no preowned music. Their pricing will typically vary from $11.99 to $13.99 per item in approximately 1,000 square feet of space. In another category are the multi-media electronic stores (such as Best Buy, Circuit City), which have generally utilized approximately 1,000 square feet of space and discount their new releases from $9.99 to $12.99 per item.

    The CD Warehouse system competes currently with one other national company specializing in the sale of preowned CD's. Disc-Go-Round-R- is a Minneapolis-based company owned by Grow Biz International, Inc., a franchisor of several other concepts including Play It Again Sports. Disc-Go-Round-R-maintains smaller quantities of preowned inventory than does CD Warehouse. Both CD Warehouse and Disc-Go-Round-R- sell preowned CD's at $6.00 to $9.00 and new releases at $10.99 to $12.99 as compared to Best Buy and Circuit City prices of new CD's which range generally from $9.99 to $12.99 per selection. Grow Biz International, Inc.'s Form 10-Q for the quarter ended June 29, 1996 indicates that, at such date, there were 107 units in the Disc-Go-Round-R- system, as compared to 113 units in the CD Warehouse system.

     The Company believes that CD Warehouse stores compete favorably with its competition in the preowned CD market in terms of price, selection, service and location.

     The Company also competes in the franchise industry for prospective franchisees. With respect to the only franchisor known to the Company to engage in a business similar to that of the Company, the Company believes that it competes favorably.

TRADEMARKS AND SERVICE MARKS

    The Company has registered the name "CD Warehouse" with the United States Patent and Trademark Office. The Company believes that its trademark has significant value and is important to its marketing efforts.

EMPLOYEES

    The Company as of March 26, 1997 employs 23 full-time employees. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The Company's principal executive offices are located at 722 N. Broadway, Oklahoma City, Oklahoma 73012, where it leases from a director of the Company approximately 800 square feet under a month-to-month lease with a monthly lease payment of $600. See Item 12 - Certain Relationships and Related Transactions. The Company anticipates that during 1997 it will relocate its principal offices to a larger facility in Oklahoma City.

    Since the completion of the CDIL Acquisition in January 1997, and for a transition period anticipated to last through approximately May 1997, the Company is also leasing CDIL's offices and warehouse operations located at 1710 Firman, Suite 300, Richardson, Texas 75081. The total facility is approximately 4,500 square feet and is held under a month-to-month lease with a monthly lease payment of $2,087. Approximately 2,500 square feet is used for administrative purposes and the balance of the space is utilized as a warehouse.

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company may be involved in litigation relating to claims arising out of its normal business operation. The Company is not currently engaged in any legal proceedings.

    The Company's predecessor, CDIL, was subject to a currently effective order from the state of South Dakota, issued by the South Dakota Division of Securities, to cease and desist and refrain from offering or selling franchises in the State of South Dakota until CDIL had complied with the South Dakota franchise registration laws. This cease and desist order was issued because CDIL sold a franchise to two South Dakota residents and had not registered the franchise in South Dakota. The franchise was subsequently terminated, and the Company has no current plans to offer franchises in South Dakota.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    Matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996 included (1) approval of the Company's Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the 1996 Stock Option Plan by unanimous written consent dated December 6, 1996; and (2) the election of Jerry W. Grizzle, Gary D. Johnson, Christopher M. Salyer, and Ronald V. Perry as Directors of the Company by unanimous written consent dated October 29, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    As of December 31, 1996, there was no public trading market.  On January
22, 1997, the Company's Common Stock began trading on the Nasdaq SmallCap Market System under the symbol "CDWI."

    As of March 26, 1997, there were approximately 34 registered holders of record of the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

    The following sets forth certain information regarding sales of securities of the Company issued within the past three years which were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act").

    The Company was organized as a Delaware corporation in September 1996. The initial subscribing stockholders, who each subscribed on September 5, 1996, were Jerry W. Grizzle for 230,000 shares of Common Stock, Matthew Grizzle (Mr. Grizzle's son) under the Uniform Transfers to Minors Act ("UTMA") for 10,000 shares of Common Stock, Brittany Grizzle (Mr. Grizzle's daughter) under the UTMA for 10,000 shares of Common Stock, Gary D. Johnson for 75,000 shares of Common Stock and Doyle E. Motley for 25,000 shares of Common Stock. Each of such stockholders paid a purchase price of $1.00 per share for the Common Stock thus purchased. No sales commissions were paid in connection with such issuance.
The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

    The Company entered into a subscription agreement on October 1, 1996 with Mark E. Kane for the sale to him of 350,000 shares of Common Stock, at a purchase price of $1.00 per share. Because payment of the subscription price was conditioned upon the successful completion of the Offering, the 350,000 shares of Common Stock were issued, and the subscription price was paid, on January 27, 1997. Additionally, in connection with the closing of the MacDonald Acquisition, on January 27, 1997, Bruce D. MacDonald was issued an aggregate of 80,000 shares of Common Stock. No sales commissions were paid in connection with the subscription agreements. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMBINED STATEMENTS OF OPERATIONS

    The following table (unaudited) sets forth the combined historical results of operations of CDIL, CD Acquisitions and the MacDonald Assets acquired by the Company on January 27, 1997. The historical information has been adjusted to eliminate operations retained by CDIL and to provide charges for executive compensation and income taxes as explained below. The information should be read in conjunction with the historical Financial Statements and the Pro Forma Combined Condensed Financial Statements included elsewhere in this Report.


                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                         1995         1996
                                                         ----         ----
                                                           (IN THOUSANDS)
       Revenues:
         Retail store sales...........................  $   281       $   241
         Wholesale merchandise sales..................    2,717         3,469
         Software income, net.........................       24             7
         Royalty income...............................      947         1,201
         Franchise and development fees...............      184            88
                                                         ------        ------
            Total revenues............................    4,153         5,006

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                         1995         1996
                                                         ----         ----
                                                          (IN THOUSANDS)
       Costs and expenses:
         Cost of sales - retail store sales...........      180           150
         Cost of sales - wholesale merchandise sales..    2,511         3,277
         Retail store operating expenses..............       68            69
         General and administrative (2)...............    1,015         1,323
         Depreciation and amortization................        9            13
                                                         ------        ------
              Total costs and expenses................    3,783         4,832
                                                         ------        ------
       Operating income...............................      370           174
       Other income...................................       49            48
                                                         ------        ------
       Income before pro forma provision for income
        taxes.........................................      419           222
       Pro forma provision for income taxes(2)........      142            78
                                                         ------        ------
       Pro forma net income(2)........................     $277          $144
                                                         ------        ------
                                                         ------        ------
_______________________

(1) Operations retained by CDIL have been eliminated from the combined information presented above.

(2) The operations acquired were organized as partnerships and did not historically include charges for executive compensation or income taxes. The information presented above includes charges for executive compensation based on the cash distribution to partners in each of the periods presented. These amounts which are included in general and administrative expenses above, are $296,000 and $509,000 for 1995 and 1996 respectively:

    The pro forma provisions for income taxes are based on a rate of 34% applied to pro forma income before income tax in each of the periods presented.

OVERVIEW

    The Company was formed in September 1996 to acquire the assets of CDIL, a Texas limited partnership which franchises and operates stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of December 31, 1996, there are 110 domestic units operating in 26 states and 3 international units operating in England.

    Simultaneously with the closing of the Offering, the Company acquired the CDIL Assets for a purchase price of $3.2 million. See Item 12 -- Certain Relationships and Related Transactions. In a related transaction, which occurred simultaneously with the closing of the Offering, the Company acquired the equity interests of MacDonald in 36 franchised CD Warehouse stores. Pursuant to the MacDonald Acquisition, the Company acquired 100% ownership of MacDonald's Montfort Street Store and minority equity interests (including MacDonald's interest as a managing general partner or limited liability company manager) in the other 35 franchised stores in which MacDonald had an interest.

    The following discussion and analysis reviews the operations acquired by the Company in connection with the CDIL Acquisition and the MacDonald Acquisition for the years ended December 31, 1995 and 1996. All of such periods reflect the historical operations of CDIL and financial information attributable to the MacDonald Assets. The following discussion and analysis should be read in conjunction with the discussion about risk factors and the financial statements of the Company, CDIL and CD Acquisitions and notes related thereto and "Combined Statements of Operations" included elsewhere in this document.

    CDIL previously conducted its business through two separate entities, CDIL and CD Acquisitions. CD Acquisitions was formed to support the inventory needs of the CD Warehouse franchise system and engaged in the wholesale supply of new and preowned CD's to the franchise system, as well as sales of computer hardware and proprietary software to franchisees. CDIL and CD Acquisitions were merged effective January 1, 1996 as a Texas limited partnership.

    Historically, CDIL has had only a limited involvement in direct retail operations. The assets acquired from CDIL include minority interests in three partnerships which operate stores in Memphis, Tennessee, Edmond, Oklahoma and Tulsa, Oklahoma. The earnings from such partnerships are reflected as other income and the investment in those partnerships is reflected as an asset on CDIL's balance sheet. The retail store sales relate to the earnings attributable to the Montfort Street Store acquired from MacDonald.

    On a pro forma basis, the Company's revenues are derived from three principal sources: (1) franchise fees and royalties from franchised stores; (2) sales of CD's and proprietary software to stores in the franchise system; and
(3) revenues attributable to the Montfort Street Store. Franchise and development fees are initially recorded as deferred revenue until each franchised store opens, at which time such fees are recorded as revenue.

    Cost of sales include the cost for CD's sold at retail and those sold at wholesale to franchised stores. Operating expenses consist primarily of labor costs, rent and advertising. General and administrative expenses include corporate and administrative salaries, accounting, legal and direct costs associated with franchise operations.


RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                      1995          1996
                                                      ----          ----
    REVENUES:
      Retail store sales.............................  6.8%         4.8%
      Wholesale merchandise sales.................... 65.4%        69.3%
      Software income, net...........................   .6%          .2%
      Royalty income................................. 22.8%        24.0%
      Franchise and development fees.................  4.4%         1.7%
                                                     ------       ------
        Total revenues...............................100.0%       100.0%

    COST AND EXPENSES:
      Cost of sales - retail store sales (1)......... 64.1%        62.2%
      Cost of sales - wholesale merchandise sales(2). 92.4%        94.5%
      Retail store operating expenses (1)............ 24.2%        28.6%
      General and administrative..................... 24.4%        26.4%
      Depreciation and amortization..................   .2%          .3%

    OPERATING INCOME.................................  8.9%         3.5%
    PRO FORMA NET INCOME.............................  6.7%         2.9%
_______________________

(1) As a percentage of sales from the majority owned retail store.
(2) As a percentage of wholesale merchandise sales.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

    REVENUES

    Total revenues increased by $853,000, or 21%, to $5,006,000 for the year ended December 31, 1996 compared to $4,153,000 for the year ended December 31, 1995. This increase resulted primarily from the 24 franchised stores opened during the year ended December 31, 1996, as well as from the 36 stores opened periodically throughout 1995 (which contributed revenues for the entire period in 1996), and the resulting increases in royalties and merchandise sales to more stores.

    Wholesale sales to franchised stores increased $752,000, or 28%, to $3,469,000 for the year ended December 31, 1996 compared to $2,717,000 for the year ended December 31, 1995. This increase resulted primarily from the opening inventory packages purchased by the 24 new franchised stores opened during the year ended December 31, 1996.

    Royalties from franchised stores increased $254,000, or 27%, to $1,201,000 for the year ended December 31, 1996 compared to $947,000 for the year ended December 31, 1995. This increase resulted primarily from the 24 new franchised stores opened during the year ended December 31, 1996, as well as from the 36 stores opened periodically throughout 1995 (which contributed revenues for the entire period in 1996).

    COSTS AND EXPENSES

    Cost of sales for wholesale sales to franchised stores increased $766,000, or 31%, to $3,277,000 for the year ended December 31, 1996 compared to $2,511,000 for the year ended December 31, 1995. This increase is primarily the result of greater volume due to the increased number of stores opened during the period, as well as higher product cost from suppliers.

    General and administrative expenses increased by $308,000, or 30%, to $1,323,000 for the year ended December 31, 1996 compared to $1,015,000 for the year ended December 31, 1995. This increase resulted from the 24 new franchised stores opened during the year ended December 31, 1996 and the increase of executive salaries taken by the previous owners of $509,000 for the year ended December 31, 1996 compared to $296,000 for the same period of 1995.

    NET INCOME

    Net income decreased $133,000, or 48%, to $144,000 for the year ended December 31, 1996 compared to $277,000 for the same period ended December 31, 1995. This decrease was primarily due to the additional $213,000 in salary taken by CDIL's owners compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, CDIL has required capital primarily for the development of the franchise system and to fund inventory purchases for CD Acquisitions. CDIL has historically funded such expenditures with cash provided by operations. Net cash provided by operating activities of CDIL was $316,000 and $765,000 for the years ended December 31, 1995 and December 31, 1996, respectively.

    The Company has available approximately $1,500,000 in working capital from the proceeds of the Offering and the stock subscription of Mark E. Kane in connection with the CDIL Acquisition. This available capital will be used to support an aggressive Company store development program. In addition, the Company will be developing a standard decor package to establish the identity of the system through its appearance. Once the decor package is developed, the Company will evaluate the need to remodel the 36 stores in which the Company has an equity interest as a result of the MacDonald Acquisition.

    The Company will also use its capital resources to take advantage of any suitable acquisition opportunities. The preowned CD market consists of numerous single store operators that the Company believes may be candidates for acquisition and conversion to the CD Warehouse concept.

    The Company and Mr. Grizzle were parties to a Finders and Release Agreement (the "Finders' Agreement"), pursuant to which the Company has paid certain unaffiliated parties a finder's fee of $100,000 for their assistance in
identifying CDIL for acquisition.   As of December 31, 1996 the Company had made
a nonrefundable payment of $40,000 in partial satisfaction of this obligation and subsequently paid the balance of $60,000 at the closing of the CDIL Acquisition. None of the proceeds of the Offering was used to pay the remaining obligation under the Finders' Agreement.

    In addition to the working capital expected to be available from the proceeds of the Offering, Bank One, Oklahoma City, Oklahoma has agreed to provide the Company a $2,000,000 credit facility (the "Credit Facility"). Although a definitive agreement respecting the Credit Facility had not yet been executed as of the date of this Report, amounts borrowed under the Credit Facility are expected to bear an interest rate equal to .75% over Bank One's base rate, adjusted automatically based upon current prime rate. As of the date of this Report, no funds had been borrowed under this Credit Facility.
It is the Company's opinion that the excess proceeds generated from the Offering, combined with the Credit Facility, will be sufficient to support the ongoing activities of the business for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS.

    The consolidated financial statements of the Company and its predecessor, CDIL, are incorporated by reference from pages F-1 through F-50 of the attached Appendix, and include the following:

1.  Pro Forma Combined Condensed Financial Statements:
    (a)  Pro Forma Combined Condensed Balance Sheet at December 31, 1996
    (b) Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1996

2.  Historical Financial Statements:

    (a)  Financial Statements of C D Warehouse, Inc.

    (1)  Report of Independent Auditors
    (2)  Consolidated Balance Sheet at December 31, 1996
    (3) Consolidated Statement of Operations for the period from September 5, 1996 (inception) to December 31, 1996
    (4) Consolidated Statement of Stockholders' Equity for the period from September 5, 1996 (inception) to December 31, 1996
    (5) Consolidated Statement of Cash Flows for the period from September 5, 1996 (inception) to December 31, 1996
    (6)  Notes to Consolidated Financial Statements

    (b)  Financial Statements of Compact Discs International, Ltd.

    (1)  Independent Auditors' Report
    (2)  Balance Sheet at December 31, 1996
    (3)  Statement of Income for the year ended December 31, 1996
    (4)  Statement of Partners' Capital for the year ended December 31, 1996
    (5)  Statement of Cash Flows for the year ended December 31, 1996
    (6)  Notes to Financial Statements

    (c)  Financial Statements of Compact Discs International, Ltd. and
         Subsidiary

         (1)  Independent Auditors' Report
         (2)  Consolidated Balance Sheet at December 31, 1995
         (3)  Consolidated Statement of Income for the year ended December 31,
              1995
         (4) Consolidated Statement of Partners' Capital for the year ended December 31, 1995
         (5) Consolidated Statement of Cash Flows for the year ended December 31, 1995
         (6)  Notes to Consolidated Financial Statements

    (d)  Financial Statements of C D Acquisitions

         (1)  Independent Auditors' Report
         (2)  Balance Sheet at December 31, 1995
         (3) Statement of Income and Venturers' Capital for the year ended December 31, 1995
         (4)  Statement of Cash Flows for the year ended December 31, 1995
         (5)  Notes to Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no material disagreements between the Company and its independent accountants on accounting and financial disclosure matters which are required to be reported under this Item for the period for which this report is filed.

    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

      NAME                 AGE               POSITION
      ----                 ---               --------
Jerry W. Grizzle..........  44    Chairman of the Board of Directors, President
                                  and Chief Executive Officer
Gary D. Johnson...........  37    Chief Operating Officer, Executive Vice
                                  President and Director
Bruce D. MacDonald........  41    Vice President-Company Store Operations
Doyle E. Motley...........  42    Senior Vice President and Chief Financial
                                  Officer
Christopher M. Salyer.....  44    Director
Ronald V. Perry...........  47    Director


    JERRY W. GRIZZLE founded the Company in September 1996 and has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since that time. From 1984 to 1991, Mr. Grizzle was Vice President and Treasurer of Sonic Corporation, a publicly held fast food franchisor with over 1,500 units operating in 26 states, and from 1991 to 1994, he owned and operated Orbit Finer Foods, a privately owned Mexican food product manufacturer. For a four-month period in 1994, Mr. Grizzle served as President of Skolniks, Inc., a publicly held bagel manufacturer ("Skolniks"). Mr. Grizzle resigned from Skolniks in October 1994 as a result of significant disagreements with the Board of Directors over Skolniks' corporate practices; subsequent to Mr. Grizzle's resignation, Skolniks was the subject of an involuntary Chapter 11 proceeding. Mr. Grizzle received his B.S. degree in Accounting from Southwestern Oklahoma State University in 1976 and received an M.B.A. in 1983 from the University of Central Oklahoma. He is currently completing his Ph.D. in Marketing at Oklahoma State University, and holds the rank of Colonel in the Oklahoma Army National Guard.

    GARY D. JOHNSON has been Executive Vice President, Chief Operating Officer of the Company and a director of the Company since the Company's inception in September 1996. For the past nine years, from 1987 to 1996, Mr. Johnson served as Vice President of Purchasing and Distribution for Sonic Corp. In such capacity, Mr. Johnson was responsible for cooperative purchasing and management of all procurement functions and distribution for the Sonic system. Mr. Johnson received his B.S. degree in Business Management from Southwestern Oklahoma State
University in 1981.

    BRUCE D. MACDONALD was appointed Vice President-Company Store Operations upon completion of the Offering. Prior to the Company's acquisition of CDIL, Mr. MacDonald owned an interest in and managed 36 CD Warehouse retail stores. Mr. MacDonald is a certified public accountant and began his career at Arthur Andersen in 1977, after graduating with a B.B.A. degree from Southern Methodist University in 1977. For at least the last five years, Mr. MacDonald has been self-employed as a certified public accountant, in addition to his activities as a CD Warehouse franchisee.

    DOYLE E. MOTLEY was appointed Senior Vice President and Chief Financial Officer of the Company upon completion of the Offering. For the past two years, Mr. Motley has served as an internal auditor for Bob Moore Financial Group, a multi-state auto dealership. Prior to that, from 1991 to 1994, Mr. Motley served as Chief Financial Officer of Orbit Finer Foods. For a four-month period in 1994, Mr. Motley served as Chief Financial Officer of Skolniks. Mr. Motley resigned from Skolniks in October 1994 as a result of significant disagreements with the Board of Directors over Skolniks' corporate practices; subsequent to Mr. Motley's resignation, Skolniks was the subject of an involuntary Chapter 11 proceeding.

    CHRISTOPHER M. SALYER has been a member of the Board of Directors since October 1996. Mr. Salyer is currently serving as the Chairman and Chief Executive Officer of Accounting Principals, Inc., a company specializing in the placement of accounting personnel. From February 1984 through December 1994, Mr. Salyer served as the Chairman and Chief Executive Officer of National Check Cashers Corporation, a retail financial services company. He received his B.B.A. degree from Southern Methodist University in 1973 and received an M.B.A. in 1974 from Babson College in Boston, Massachusetts. Mr. Salyer is a certified public accountant.

    RONALD V. PERRY has been a member of the Board of Directors since October 1996. Mr. Perry has served as the President and Chief Operating Officer of Prime Time Travel, Inc., a travel agency specializing in providing services to a corporate client base since August 1986. During this same period of time Mr. Perry has also served as the President and Chief Operating Officer of Prime Cut Restaurants, Inc. which owns and operates four restaurants. Mr. Perry received his B.B.A. degree from Oklahoma State University in 1971.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers, directors and beneficial owners of more the 10% of any class of equity securities ("10% Beneficial Owners") of an issuer registered pursuant to Section 12 of the Exchange Act to file, within certain prescribed time periods, beneficial ownership reports. Prior to January 22, 1997, the Company's common stock was not registered pursuant to
Section 12 of the Exchange Act and, consequently, the Company's Officers, Directors, and 10% Beneficial Owners were not required, for the period for which this Report is filed, to file the beneficial ownership reports required by Section 16(a) of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

    The Company was formed in September 1996 and had not paid any executive compensation as of December 31, 1996. In connection with the commencement of operations by the Company immediately subsequent to the closing of the Offering, the Company entered into employment agreements with each of the executive officers of the Company, the terms of which are set forth under "--Employment Agreements."

DIRECTOR'S COMPENSATION

    Directors who are not officers of the Company are to be paid $1,000 for each Board of Director's meeting attended. As of December 31, 1996, Directors Fees had not been paid to any Director.

1996 STOCK OPTION PLAN

    The Company's Board of Directors and stockholders approved the implementation of the 1996 Stock Option Plan ("1996 Option Plan"). The description in this Report of the principal terms of the 1996 Option Plan is a summary, does not purport to be complete, and is qualified in its entirety by the full text of the 1996 Option Plan, a copy of which has been filed as an exhibit to this Report.

    Pursuant to the 1996 Option Plan, employees, officers, directors, consultants and advisers of the Company are eligible to receive awards of stock options. The 1996 Stock Option Plan provides for grants of "incentive stock options" ("ISO's") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and "non-qualified stock options" ("NQSO's").

    Under the 1996 Option Plan, the Company reserved 400,000 shares of Common Stock for issuance of awards under the 1996 Option Plan (subject to antidilution and similar adjustments).

    The 1996 Option Plan is administered by a Compensation Committee (the "Committee") composed of two or more directors of the Company who are "Non-Employee Directors" as such term is used in Rule 16b-3 promulgated under the Exchange Act. Subject to the provisions of the 1996 Option Plan, the Committee will determine the type of award, when and to whom awards will be granted, the number of shares covered by each award and the terms, provisions and kind of consideration payable with respect to awards. The Committee may interpret the 1996 Option Plan and may at any time adopt such rules and regulations for the 1996 Option Plan as it deems advisable. The Committee may, additionally, cancel or amend awards.

    In determining the persons to whom awards shall be granted and the number of shares covered by each award the Committee shall take into account the duties of the respective persons, their present and potential contribution to the success of the Company and such other factors as the Committee shall deem relevant in connection with accomplishing the purposes of the 1996 Option Plan.

    An option may be granted on such terms and conditions as the Committee may approve, and generally may be exercised for a period of up to 10 years from the date of grant. Generally, both NQSO's and ISO's will be granted with an exercise price equal to the "Fair Market Value" (as defined in the 1996 Option Plan) on the date of grant. In the case of ISO's, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to ISO's granted to an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company. The Committee may provide for the payment of the option price in cash, by delivery of other Common Stock having a Fair Market Value equal to such option price, by a combination thereof or by such other manner as the Committee shall determine. Options granted under the 1996 Option Plan will become exercisable at such times and under such conditions as the Committee shall determine. Other than in the case of death, options generally may not be exercised more than three months after an employee terminates employment with the Company for any reason other than termination for cause or voluntary termination without the consent of the Company (in which event options shall terminate immediately, unless the Committee shall otherwise determine). Each year that a director is elected or reelected to his position at the Company, an option to purchase 6,000 shares of Common Stock will be granted with an exercise price equal to the Fair Market Value on the date of grant. No options had been granted as of December 31, 1996. Pursuant to the terms of the 1996 Option Plan, directors elected prior to the closing of the Offering were granted 6,000 shares of Common Stock on January 27, 1997, with an exercise price equal to the Offering price per share on the effective date of the Offering, subject to pro-rata vesting over a three-year period. Directors included in this grant by the Company of shares of Common Stock pursuant to the 1996 Option Plan included Jerry W. Grizzle, Gary D. Johnson, Christopher M. Salyer and Ronald V. Perry.

    The Board may at any time and from time to time suspend, amend, modify or terminate the 1996 Option Plan; provided, however, that, to the extent required by Rule 16b-3 promulgated under the Exchange Act or any other law, regulation or stock exchange rule, no such change shall be effective without the requisite approval of the Company's stockholders. In addition, no such change may adversely affect any award previously granted, except with the written consent of the grantee.

    No awards may be granted under the 1996 Option Plan after the tenth anniversary of the approval of the 1996 Option Plan.

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with Jerry W. Grizzle, Gary D. Johnson, Bruce D. MacDonald and Doyle E. Motley (each an "Employee" and collectively, the "Employees"). Each of these agreements, other than that of Mr. Grizzle, runs for a term of one year and automatically renews for additional one-year terms unless terminated by either the Company or Employee. Mr. Grizzle's agreement runs for a term of five years and automatically renews for additional five-year terms unless terminated by either the Company or Mr. Grizzle. Under the respective agreements and subsequent to the Offering, Mr. Grizzle receives an annual salary of $100,000, Mr. Johnson receives an annual salary of $90,000, Mr. MacDonald receives an annual salary of $100,000, and Mr. Motley receives an annual salary of $65,000. In addition, each Employee may be entitled to receive incentive compensation. Such incentive compensation consists of an annual bonus if certain individual and Company objectives are achieved. "Cause" for termination of an Employee includes: the conviction of a felony; the perpetration of a fraud, or misappropriation or embezzlement of property of the Company; willful misconduct with respect to the duties or obligations of the Employee under his employment agreement; or intentional or continual neglect of duties. For two years following the termination of an Employee, the Employee is prohibited from engaging in or assisting in any business which is identical, competitive with, or comparable to, the Company's business within any area in which Employee rendered services to the Company. Each agreement contains a provision prohibiting the Employees subsequent to termination of employment from disclosing to third parties proprietary information relating to the Company.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of December 31, 1996, and as adjusted to reflect the sale of the 1,040,000 shares of Common Stock as a result of the Offering (including the exercise of the underwriters' over-allotment option) on January 22, 1997, concerning the beneficial ownership of Common
Stock by each of the Company's directors, each executive officer and all directors and executive officers of the Company as a group, and by each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such stock.


NAME AND ADDRESS          NUMBER OF SHARES    PERCENT OF CLASS  NUMBER OF SHARES  PERCENT OF CLASS
OF BENEFICIAL HOLDER(1)   BEFORE OFFERING     BEFORE OFFERING    AFTER OFFERING    AFTER OFFERING
-----------------------   -----------------   ----------------  ----------------   ---------------
Jerry W. Grizzle* (2)(3)       250,000             71.43%             250,000             13.74%
Gary D. Johnson* (2)            75,000             21.43%              75,000              4.12%
Bruce D. MacDonald (4)           (5)                   0%              80,000(5)           4.40%
Doyle E. Motley (2)             25,000              7.14%              25,500(7)           1.40%
Mark E. Kane (4)                 (6)                   0%             350,000(6)          19.23%
All executive officers
 and directors as a
 group (7 persons)             350,000            100.00%             430,500             23.65%

__________________________
*   Director
(1) Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares beneficially owned by such person.
(2) Address is c/o CD Warehouse, Inc., 722 N. Broadway, Oklahoma City, Oklahoma 73102.
(3) 30,000 shares are held in the name of the Jerry W. Grizzle and Shawn L. Grizzle Revocable Living Trust, dtd. 1/6/94, and 10,000 shares each are held in the names of Mr. and Mrs. Grizzle's children, Brittany and Matthew.
(4) Address is c/o CDIL, 1710 Firman Drive, Suite 300, Richardson, Texas
    75081.
(5) The shares shown as owned by Mr. MacDonald after the Offering were issued in connection with the MacDonald Acquisition. See Item 12 - Certain Relationships and Related Transactions.
(6) Mr. Kane subscribed for 350,000 shares of Common Stock, the payment of which was made at the successful consummation of the Offering.
(7) 250 shares each are held in the names of Mr. Motley's children, Laura and Dylan.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CDIL ACQUISITION

    At the closing of the Offering, the Company acquired for a purchase price of $3,200,000 (of which $100,000 had previously been paid in the form of an earnest money deposit) substantially all of the assets of CDIL pursuant to the CDIL Acquisition. The assets acquired consisted of all of CDIL's: (a) rights as the franchisor under existing franchise agreements and existing area development agreements; (b) inventory of new and used CD's; (c) accounts, notes and warranty receivables; (d) trademarks and other intellectual property rights; (e) business records, including but not limited to CDIL's customer lists, vendor lists, prospective franchisee lists, franchise files, accounting and tax records concerning the same, sales literature and promotional materials; (f) software programs; (g) furniture, equipment, files and other assets located at CDIL's corporate offices; and (h) the equity interests of CDIL in CD Warehouse stores in Tulsa, Oklahoma, Edmond, Oklahoma and Memphis, Tennessee. The Company became entitled to all franchise fees and royalties accruing to CDIL after the closing date of the CDIL Acquisition. As part of the CDIL Acquisition, the Company assumed CDIL's accounts payable for the inventory being acquired as of the closing date, as well as CDIL's obligations under the franchise agreements and franchise and area development agreements.

    Pursuant to the CDIL Acquisition, Mark E. Kane, the founder and manager of CDIL, was granted a World Wide Area Development Agreement at the closing of that transaction. Under the terms of the Worldwide Area Development Agreement, Kane has been granted the right to develop, as a franchisee of the Company, on a worldwide basis (excluding the United States, Mexico and Canada) CD Warehouse franchise operations for a ten year period. The development schedule requires that Mr. Kane open 100 stores during the term of the Worldwide Area Development Agreement, in accordance with an agreed schedule. Failure to open the requisite number of stores pursuant to the schedule could result in termination of the World Wide Area Development Agreement, although such termination would not affect any rights of Mr. Kane to operate CD Warehouse stores already opened and operating under an existing franchise agreement. The Worldwide Area Development Agreement provides that the Company may, at its option for a period of seven years beginning three years from the date of the grant thereof, purchase Mr. Kane's interest in any franchised operations developed pursuant to the agreement. The Worldwide Area Development Agreement provides that Mr. Kane will pay the Company an amount to be jointly determined by the Company and Mr. Kane on a country-by-country basis, provided that the Company will receive a franchise fee of not less than $3,000 per store, a minimum royalty of 1% of gross sales based on individual store sales volume and 20% of the total fee received by Mr. Kane from each subfranchisee. Additionally, at the closing of the CDIL Acquisition, the Company granted Mr. Kane, pursuant to a Domestic Area Development Agreement, the exclusive right to develop ten domestic CD Warehouse stores, subject to the Company's approval as to the location of such stores. Pursuant to the Domestic Area Development Agreement, no initial franchise fee will be payable by Mr. Kane with respect to the ten franchise stores, although Mr. Kane will pay a royalty of 2% of net sales for any CD Warehouse store opened by him pursuant to these franchise agreements. In connection with the CDIL Acquisition, Mr. Kane was also granted two franchise agreements by the Company for CD Warehouse Stores in Ft. Worth, Texas and Plano, Texas pursuant to which Mr. Kane was not required to pay to the Company any royalties or franchise fee.

    In connection with the CDIL Acquisition, Mr. Kane subscribed for 350,000 shares of Common Stock, at a subscription price of $1.00 per share. Payment of the subscription was made upon the successful completion of the Offering and the CDIL Acquisition.

MACDONALD ACQUISITION

    Simultaneously with the closing of the Offering, the Company acquired the CD Warehouse franchise interests of Bruce D. MacDonald, Vice President-Company Store Operations. Mr. MacDonald acted as franchisee, either on his own account or as general partner or manager of entities which themselves acted as franchisees, of 36 CD Warehouse stores. Pursuant to the MacDonald Acquisition the Company acquired 100% ownership of the Montfort Street Store and minority equity interests (including MacDonald's interest as a managing general partner or limited liability company manager), in the 35 other franchised stores. The Company formed CD Management as a wholly owned subsidiary to act as the successor general partner or manager of the 15 partnerships and two limited liability companies originally organized by MacDonald to fund, own and operate the 35 franchised stores in which MacDonald holds an equity interest. By virtue of the acquisition of the Montfort Street Store and the MacDonald Equity Interests, the Company manages and owns an interest in 36 of the 113 stores in the CD Warehouse system. The MacDonald Equity Interests acquired by the

Company range from 1% to 50%, although certain percentages of ownership are earned only after partnership payout, as defined in the respective partnership agreement. Pursuant to the MacDonald Acquisition, the Company issued to MacDonald 80,000 shares of the Company's Common Stock.

ACCOUNTING SERVICES

    Bruce D. MacDonald has ownership in an accounting firm with which the Company has contracted to provide services for the Company's stores. This agreement provides that each store will be charged $150 per store, per month for certain accounting and bookkeeping services rendered.

OFFICE LEASE

    The Company has entered into a lease agreement with an affiliate of Christopher M. Salyer, a director of the Company, for its executive offices at 722 North Broadway, Oklahoma City, Oklahoma 73102. The total office space is approximately 800 square feet and is held under the lease on a month to month basis with monthly lease payment of $600. Additionally, the Company shares operational facilities with CDIL during a transitional period anticipated to last approximately four months. CDIL is owned or controlled by Mark E. Kane, who became a principal stockholder of the Company upon completion of the Offering. The Company intends to consolidate its executive and operational offices into a larger facility in Oklahoma City, Oklahoma following the transition period.

FUTURE TRANSACTIONS

    All future and ongoing transactions between the Company and its directors, officers, principal stockholders or affiliates will be on terms no less favorable to the Company than may be obtained from unaffiliated third parties, and any such transactions will be approved by a majority of disinterested and independent directors of the Company.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

    (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-50.

    (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

 EXHIBIT
  NUMBER                         NAME OF EXHIBIT
 --------                        ---------------

 2.1 Asset Purchase Agreement, dated as of October 1, 1996, by and among Compact Discs International, Ltd., Mark E. Kane ("Kane") and the Company (filed as Exhibit 2.1 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 2.2 Asset Purchase Agreement, dated as of October 10, 1996, by and between Bruce D. MacDonald ("MacDonald") and the Company (filed as Exhibit 2.2 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 2.3 Assignment and Assumption Agreement, dated as of October 10, 1996, by and between MacDonald and the Company (filed as Exhibit 2.3 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 3.1     Amended and Restated Certificate of Incorporation  (filed as Exhibit
         3.1 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 EXHIBIT
  NUMBER                         NAME OF EXHIBIT
 --------                        ---------------

 3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 4.1 Specimen Certificate of the Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 4.2 See Articles IV and VIII of the Company's Certificate of Incorporation and Article II of the Company's Bylaws (filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 4.3 Form of Warrant Agreement between the Company and the Underwriters (filed as Exhibit 4.3 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 4.4*    Bank One Credit Facility Commitment Letter dated as of February 19,
         1997

 4.5 1996 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 10.1 Employment Agreement by and between the Company and Grizzle (filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 10.2 Employment Agreement by and between the Company and Johnson (filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 10.3 Employment Agreement by and between the Company and MacDonald (filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 10.4 Employment Agreement by and between the Company and Motley (filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 10.5 Finders and Release Agreement, dated as of September 3, 1996, by and among the Company; Grizzle; CDI Acquisition JV, a Texas joint venture; and CD Partners JV, a Texas joint venture (filed as Exhibit 10.5 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 10.6 Asset Purchase Agreement, dated as of October 1, 1996, by and among Compact Discs International, Ltd., Kane and the Company (included herein as Exhibit 2.1)

 10.7 Asset Purchase Agreement, dated as of October 10, 1996, by and between MacDonald and the Company (included herein as Exhibit 2.2)

 10.8 Assignment and Assumption Agreement, dated as of October 10, 1996, by and between MacDonald and the Company (included herein as Exhibit 2.3)

 10.9 Bank One Credit Facility Commitment Letter dated as of February 19, 1997 (included herein as Exhibit 4.4)

 10.10 Form of Franchise Agreement (filed as Exhibit 10.10 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 10.11 Form of Lockup Agreement (filed as Exhibit 10.11 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 EXHIBIT
  NUMBER                         NAME OF EXHIBIT
 --------                        ---------------

 10.12 Form of Partnership Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 10.13 Form of Development Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 10.14 Lease Agreement dated October 28, 1996 by and between the Company and Magnolia Enterprises (filed as Exhibit 10.14 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 21.1 List of subsidiaries (filed as Exhibit 21.1 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

 24.1 Powers of Attorney (filed as Exhibit 24.1 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

  27*    Financial Data Schedule
------------------
    *   Filed herewith.

(b) No reports on Form 8-K have been filed by the Company during the fourth quarter of the year ended December 31, 1996.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 27, 1997                            CD WAREHOUSE, INC.,
                                          a Delaware corporation



                                          /s/ Jerry W. Grizzle
                                          ------------------------------------
                                          Jerry W. Grizzle
                                          Chairman of the Board of Directors;
                                          President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    NAME AND TITLE                                             DATE
    --------------                                             ----

 /s/ Jerry W. Grizzle
-------------------------------------------                 March 27, 1997
 Jerry W. Grizzle
    Chairman of the Board of Directors;
    President and Chief Executive Officer

 /s/ Gary D. Johnson
-------------------------------------------                 March 27, 1997
Gary D. Johnson
  Executive Vice President; Chief
  Operating Officer; Director

 /s/ Doyle E. Motley
-------------------------------------------                 March 27, 1997
Doyle E. Motley
  Sr. Vice President, Chief Financial Officer,
  Secretary and Treasurer

 /s/ Christopher  M. Salyer
-------------------------------------------                 March 27, 1997
Christopher  M. Salyer
  Director

  /s/ Ronald V. Perry
-------------------------------------------                 March 27, 1997
Ronald V. Perry
  Director

                                  APPENDIX A

                                CD Warehouse


                            INDEX TO FINANCIAL STATEMENTS
                               AND SUPPLEMENTARY DATA

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