Form 10QSB
period 1997-03-31
CD WAREHOUSE INC
filed 1997-05-14
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED MARCH 31, 1997

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from __________ to __________.



                       COMMISSION FILE NUMBER 000-21887

                              CD WAREHOUSE, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                        73-1504999
          --------                                        ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

722 NORTH BROADWAY, OKLAHOMA CITY, OKLAHOMA                  73102
-------------------------------------------                 -------
 (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (405) 232-2797




CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES  X      NO
                                      -----      -----


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 9, 1997 was 1,820,000.

Transitional Small Business Disclosure Format (check one): YES        NO  X
                                                              -----     -----

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                        Page

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - December           3
              31, 1996 and March 31, 1997 (unaudited)

              Condensed Consolidated Statements of Income                4
              - Three months ended March 31, 1996 and
              1997 (unaudited)

              Condensed Consolidated Statements of Cash Flows            5
              Three months ended March 31, 1996 and 1997
              (unaudited)

              Notes to Condensed Consolidated Financial Statements       6
              (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial          7
              Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders       11

     Item 6.  Exhibits and Reports on Form 8-K                          11

     Signatures                                                         12

                        PART I.   FINANCIAL INFORMATION

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 2)
                 (INFORMATION AT MARCH 31, 1997 IS UNAUDITED)

                                    ASSETS

                                                            DECEMBER 31,  MARCH 31,
                                                               1996          1997
                                                            -----------   ---------
Current assets:
     Cash and cash equivalents                                $ 15,431    $1,286,858
     Accounts receivable, net                                        -       419,598
     Merchandise inventory                                           -     1,038,010
     Prepaid  expenses and other                                     -        81,365
                                                              --------    ----------
              Total current assets                              15,431     2,825,831

Furniture, fixtures and equipment, net                               -       186,416

Investment in partnerships                                           -        62,466

Intangible and other assets, net                               444,993     3,673,874
                                                              --------    ----------
                                                              $460,424    $6,748,587
                                                              ========    ==========




                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $ 93,340    $1,192,556
     Accrued liabilities                                        17,382        37,691
     Advances and deposits                                           -        12,783
     Income taxes payable                                            -        19,110
                                                              --------    ----------
              Total current liabilities                        110,722     1,262,140

Minority interest                                                    -        69,415

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued                                        -             -
     Common stock, $.01 par value; 10,000,000 shares
      authorized, 350,000 and 1,820,000 issued and
      outstanding at December 31, 1996 and March 31,
      1997, respectively                                         3,500        18,200
     Additional paid-in-capital                                346,500     5,362,043
     Retained earnings (deficit)                                  (298)       36,789
                                                              --------    ----------
              Total stockholders' equity                       349,702     5,417,032
                                                              --------    ----------
                                                              $460,424    $6,748,587
                                                              ========    ==========


                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                           Three Months Ended
                                                                 -------------------------------------
                                                                   March 31,                 March 31,
                                                                     1996                      1997
                                                                 (Predecessor)
                                                                 -------------------------------------
Revenues:
  Company operations:
     Retail store sales                                          $    53,061              $   188,156
     Wholesale merchandise sales                                     737,616                1,082,460
     Software income, net                                              7,286                    4,826
  Franchise operations:
     Royalty income                                                  277,067                  236,582
     Management fees                                                       -                   26,692
     Franchise and development fees                                   14,000                    6,000
                                                                 -----------              -----------
        Total Revenues                                             1,089,030                1,544,716

Operating costs and expenses:
     Cost of sales - retail store sales                               31,474                  115,970
     Cost of sales wholesale merchandise sales                       682,175                1,004,916
     Retail store operating expenses                                  17,515                   83,887
     General and administrative                                      289,943                  269,482
     Depreciation and amortization                                     3,140                   34,900
     Minority interest in partnership income                               -                      698
                                                                 -----------              -----------
        Total operating costs and expenses                           954,121                1,509,853
                                                                 -----------              -----------
Operating income                                                     134,909                   34,863

Other income:
  Equity in income of unconsolidated partnerships                      9,910                   12,678
  Other income                                                             -                    8,656
                                                                 -----------              -----------
                                                                       9,910                   21,334

                                                                 -----------              -----------
Income before income taxes                                           144,819                   56,197

Provision for income taxes                                                 -                   19,110
                                                                 -----------              -----------

Net income                                                       $   144,819              $    37,087
                                                                 ===========              ===========

Net income per share of common stock                                       -              $      0.03
                                                                                          ===========

Weighted average common shares outstanding                                 -                1,378,445
                                                                                          ===========


                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Three Months Ended
                                                        -----------------------------------
                                                          March 31,                March 31,
                                                            1996                     1997
                                                        (Predecessor)
                                                        -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  144,818              $    37,087
   Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                          3,141                   34,900
      Changes in operating assets and
       liabilities:
         Accounts receivable, net                           76,724                 (346,859)
         Inventories                                       (87,297)                (599,367)
         Prepaid expenses and other                          2,658                  (81,365)
         Accounts payable                                  (82,757)                 555,987
         Accrued liabilities                                (4,434)                  18,636
         Advances and deposits                             (40,321)                  12,783
         Income taxes payable                                    -                   19,110
                                                        ----------              -----------
   Total adjustments                                      (132,286)                (386,175)
                                                        ----------              -----------
   Net cash provided by (used for)
    operating activities                                    12,532                 (349,088)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of furniture, fixtures and
    equipment                                              (11,066)                (121,362)
   Increase in investment in unconsolidated
    partnerships                                            (6,903)                  (3,504)
   Decrease (increase) in other assets                       1,859                  (21,667)
   Increase in minority interest in
    consolidated partnerships                                    -                   56,435
   Purchase of businesses:
         Cost in excess of net assets
          of companies acquired, net                             -               (3,145,525)
         Accounts receivable                                     -                  (72,739)
         Inventory                                               -                 (398,346)
         Furniture, fixtures and
          equipment                                              -                  (50,514)
         Investment in partnerships                              -                  (21,452)
         Other assets                                            -                     (931)
         Accounts payable                                        -                  543,229
         Accrued liabilities                                     -                    1,673
         Minority interest                                       -                   12,980
                                                        ----------              -----------
                                                                 -               (3,131,625)

                                                        ----------              -----------
   Net cash used for investing activities                  (16,110)              (3,221,723)


CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net:
         Initial public offering                                 -                4,492,238
         Collection of stock subscription                        -                  350,000
   Distributions to partners                               (78,784)                       -
                                                        ----------              -----------

   Net cash provided by (used for)
    financing activities                                   (78,784)               4,842,238
                                                        ----------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (82,362)               1,271,427


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           208,139                   15,431
                                                        ----------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  125,777              $ 1,286,858
                                                        ==========              ===========

                           (See accompanying notes)

                               CD WAREHOUSE, INC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

   The condensed consolidated financial statements for December 31, 1996 and the three months ended March 31, 1997 include the accounts of CD Warehouse, Inc. (the "Company"), its wholly-owned subsidiary, Compact Discs Management, Inc. ("CDM"), and majority owned retail stores. All material intercompany accounts and transactions have been eliminated in consolidation.

   The predecessor's condensed consolidated statement of income and statement of cash flows for the three months ended March 31, 1996 include the combined historical results of the acquired assets (the "CDIL Assets") of Compact Discs International, Ltd. ("CDIL") and the equity interests of 36 CD Warehouse stores held by the largest CDIL franchisee. Since both of these entities are partnerships, the results of operations do not reflect officer compensation or provision for income taxes (see Note 2).

   The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB/A.

NOTE 2.  INITIAL PUBLIC OFFERING AND BUSINESS ACQUISITIONS

   On January 27, 1997, the Company completed an initial public offering (the "Initial Public Offering") for 1,000,000 shares of its common stock at a price of $5 per share. On March 6, 1997, the underwriters exercised an over-allotment option and purchased an additional 40,000 shares of common stock at $5 per share. The proceeds of the Initial Public Offering, after deducting underwriting discounts and offering expenses, were approximately $4.5 million.

   Simultaneously with the closing of the Initial Public Offering, the Company purchased the CDIL Assets for $3.2 million. Prior to the acquisition, CDIL franchised and operated stores throughout the United States and England under the name "CD Warehouse." In connection with its franchise operations, CDIL also sold new and preowned compact discs to its franchisees.

   In a related transaction, which also was effected simultaneously with the closing of the Initial Public Offering, the Company and CDM purchased all of the franchise interests of the largest CDIL franchisee in exchange for 80,000 shares of the Company's common stock ("MacDonald Acquisition") valued at the initial public offering price of $5 per share.

   The acquisitions were recorded under the purchase method of accounting and resulted in an excess of purchase price over net assets acquired of approximately $3.6 million which will be amortized on a straight-line basis over 20 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company was formed in September 1996 to acquire the franchise operations of CDIL, a Texas limited partnership which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of March 31, 1997, there were 111 domestic units operating in 25 states and 3 international units operating in England.

     Simultaneously with the closing of the Initial Public Offering on January 27, 1997, the Company acquired the CDIL Assets, consisting primarily of CDIL's rights as franchisor in the various franchise agreements to which it was a party, for a purchase price of $3.2 million. In a related transaction (the "MacDonald Acquisition"), which also occurred simultaneously with the closing of the Initial Public Offering, the Company acquired the equity interests of Bruce
D. MacDonald (together with his affiliates, "MacDonald"), the largest CDIL franchisee, in 36 franchised CD Warehouse stores. Pursuant to the MacDonald Acquisition, the Company acquired 100% ownership of MacDonald's Montfort Street Store and minority equity interests (including MacDonald's interest as a managing general partner or limited liability company manager) in the other 35 franchised stores in which MacDonald had an interest.

     The following discussion and analysis reviews the operating results, as adjusted below, of CDIL and the MacDonald Acquisition (predecessor) for the three months ended March 31, 1996, and the operating results of the Company for the three months ended March 31, 1997, which includes activity relating to the operations of the CDIL Assets and the MacDonald Acquisition for the period from January 27, 1997 to March 31, 1997. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements.

COMBINED STATEMENTS OF OPERATIONS

     The following table (unaudited) sets forth the Company's results of operations for the three months ended March 31, 1997 and the combined historical results of operations for the three months ended March 31, 1996 of the CDIL Assets and the MacDonald Acquisition purchased by the Company on January 27, 1997. The historical information has been adjusted to eliminate operations retained by CDIL and to provide charges for executive compensation, amortization of goodwill relating to the above acquisitions and income taxes as explained below. The information should be read in conjunction with the historical Financial Statements included elsewhere in this document.

COMBINED STATEMENTS OF OPERATIONS
 (CONT.)

                                             THREE MONTHS ENDED MARCH 31,
                                           --------------------------------
                                                1996               1997
                                            (predecessor)
                                           (pro forma)(1)
                                           --------------      ------------

Revenues:

     Retail store sales.................    $   53,061           $  188,156
     Wholesale merchandise sales........       737,616            1,082,460
     Software income, net...............         7,286                4,826
     Royalty income.....................       277,067              236,582
     Management fees....................             -               26,692
     Franchise and development fees.....        14,000                6,000
                                            ----------           ----------

         Total revenues.................     1,089.030            1,544,716


Operating costs and expenses:

     Cost of sales retail store sales...        31,474              115,970
     Cost of sales wholesale
      merchandise sales.................       682,175            1,004,916
     Retail store operating expenses....        17,515               83,887
     General and administrative.........       289,943 (2)          269,482
     Depreciation and amortization......        48,983 (2)           34,900
     Minority interest in partnership                -                  698
      income............................    ----------           ----------

          Total operating costs and
           expenses.....................     1,070,090            1,509,853
                                            ----------           ----------

 Operating income                               18,940               34,863

 Other income, net......................         9,910               21,334
                                            ----------           ----------

 Income before provision for  income
  taxes.................................        28,850               56,197

 Provision for income taxes.............         9,809 (2)           19,110
                                            ----------           ----------

 Net income.............................    $   19,041 (2)       $   37,087
                                            ==========           ==========

 Net income per share of common stock...    $      .01 (3)       $      .03
                                            ==========           ==========

 Weighted average common shares
  outstanding...........................     1,378,445 (3)        1,378,445
                                            ==========           ==========

----------------------
Pro forma adjustments to March 31, 1996, historical amounts:

(1) Operations retained by CDIL have been eliminated from the combined information presented above.

(2) The operations acquired were organized as partnerships and did not historically include charges for executive compensation or income taxes. The information presented above includes charges for executive compensation based on executive compensation paid for the three months ended March 31, 1997. The amount which is included in general and administrative expenses above is $70,125 for the three months ended March 31, 1996.

     The information presented above has been prepared assuming the Initial Public Offering and resulting acquisition of the CDIL Assets and MacDonald Assets were completed on January 1, 1996, resulting in additional amortization of goodwill of $45,843 for the three months ended March 31, 1996.

     The provisions for income taxes are based on a rate of 34% applied to income before provision for income taxes in each of the periods presented.

(3) Net income per share of common stock for the three months ended March 31, 1996 (pro forma) assumes the same weighted average common shares outstanding as the three months ended March 31, 1997.

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

  Revenues

  Retail store sales increased $135,000, or 255%, to $188,000 for the three months ended March 31, 1997, compared to $53,000 for the three months ended March 31, 1996. As noted above, the results for the three months ended March 31, 1997 only includes activity from January 27, 1997 to March 31, 1997. Actual comparable retail store sales for the period January 27, 1996 to March 31, 1996 were approximately $38,000. The increase in retail store sales is the result of having six Company and two majority owned stores in operation by March 31, 1997, compared to only one such store at March 31, 1996.

  Wholesale merchandise sales increased $344,000, or 47%, to $1,082,000 for the three months ended March 31, 1997, compared to $738,000 for the same period in 1996. Comparable wholesale merchandise sales for the period January 27, 1996 to March 31, 1996 were approximately $525,000. The increase is due to the increase in operating stores from 103 at March 31, 1996 to 114 at March 31, 1997. The wholesale merchandise sales for the three months ended March 31, 1997 also includes approximately $200,000 of new "catalog" product which was introduced in March 1997.

  Royalty income decreased $40,000, or 14%, to $237,000 for the three months ended March 31, 1997, compared to $277,000 for the same period in 1996.
However, comparable royalty income for the period January 27, 1996 to March 31, 1996 was $197,000, resulting in an increase of $40,000, or 20%. Again, the increase is due to the greater number of operating stores in existence at March 31, 1997 (114), compared to the number in existence at March 31, 1996 (103). In addition, same store sales for the three months ended March 31, 1997 increased 8% as monthly average store sales increased from $20,600 for the three months ended March 31, 1996 to $22,875 for the same period in 1997.

  Management fees relate to the Company's management of 35 franchised partnership stores in which the Company acquired an interest as a result of the MacDonald Acquisition discussed above. No management fees were recognized in the three months ended March 31, 1996.

  Costs and Expenses

  Cost of sales for retail store sales increased $85,000 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 62% of sales for the three months ended March 31, 1997, compared to 59% for the three months ended March 31, 1996. The increase in cost can be attributed to the increase of the number of new CD's sold which have lower profit margin than preowned CD's and by purchasing higher quality used product for a higher price.

  Cost of sales for wholesale merchandise increased $323,000, or 47%, to $1,005,000 for the three months ended March 31, 1997, compared to $682,000 in 1996. This increase is consistent with the increase in sales. Cost of sales was approximately 93% of sales for both periods.

  Retail store operating expense increased $66,000 to $84,000 for the three months ended March 31, 1997, compared to the comparable period in 1996. The increase was due to the increased number of company and majority owned stores discussed above. Retail store operating expense was 45% of retail store revenue for the three months ended March 31, 1997, while such operating expense was 34% of retail store revenue for the three months ended March 31, 1996. This increase was due primarily to expensed start up costs of the five new company stores opened during the three months ended March 31, 1997.

  General and administrative expenses decreased by $21,000, or 7%, to $269,000 (on a pro forma basis) for the three months ended March 31, 1997, compared to $290,000 for the three months ended March 31, 1996. However, such expenses actually increased by $63,000, when compared to general and administrative expenses of $206,000 for the comparable period from January 27, 1996 to March 31, 1996. This increase resulted from increased costs associated with the transition of operations and management after the acquisitions and the Initial Public Offering discussed above.

  Net Income

  Net income increased $18,000, or 95%, to $37,000 for the three months ended March 31, 1997, compared to $19,000 (on a pro forma basis) for the same period ended March 31,1996. As noted above, however, the results for the three months ended March 31, 1997 only includes activity from January 27, 1997 to March 31, 1997. Net income for the comparable period January 27, 1996 to March 31, 1996 was $14,000, resulting in an increase in net income of $24,000, or 174%, for the three months ended March 31, 1997, compared to the same period in 1996 (on a pro forma basis). The increase in net income is due to the increase in the number of operating stores discussed above and the increase of other income of $12,000 which consists of interest income earned on the proceeds of the Initial Public Offering during the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1997, the Company had working capital of $1,564,000 and cash and cash equivalents aggregating $1,287,000, compared to a negative working capital of $95,000 and cash and cash equivalents of $15,000 at December 31, 1996. Net cash used for operating activities was $349,000 for the three months ended March 31, 1997, compared to net cash provided by operating activities of $13,000 for the three months ended March 31, 1996. The increased use of cash by operating activities relates to the opening of five new Company stores and to increasing inventory.

  Net cash used for investing activities was $3,222,000 for the three months ended March 31, 1997, compared to $16,000 for the same period in 1996. The significant use of cash for investing activities in 1997 relates to the acquisition of the CDIL Assets on January 27, 1997.

  Net cash provided from financing activities was $4,842,000 for the three months ended March 31, 1997 compared to net cash used for financing activities of $79,000 for the three months ended March 31, 1996. The net cash provided from financing in 1997 relates to the initial public offering and the collection of a stock subscription in the amount of $350,000. The net cash used in financing activities for the three months ended March 31, 1996 were distributions to partners of CDIL.

  In addition to the working capital remaining from the proceeds of the Initial Public Offering, the Company believes that it will have available to it a $2,000,000 credit facility (the "Credit Facility"). Bank One, Oklahoma City, Oklahoma ("Bank One"), has agreed to provide the Credit Facility pursuant to a commitment letter and term sheet. Although a definitive agreement respecting the Credit Facility had not yet been executed as of the date of this report, amounts borrowed under the Credit Facility are expected to bear an interest rate equal to .75% over Bank One's base rate, adjusted automatically based upon current prime rate. As of the date of this report, no funds had been borrowed
under this Credit Facility.   It is the Company's opinion that the remaining
proceeds generated from the Initial Public Offering, combined with the Credit Facility, will be sufficient to support the ongoing activities of the business for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   Matters submitted to a vote of security holders during the three months ended March 31, 1997 included (1) approval of Ernst & Young as auditors for the Company's 1997 fiscal year; and (2) the election of Jerry W. Grizzle and Gary D. Johnson as Class I Directors of the Company, who hold office until the annual meeting in 2000. Both matters were approved by unanimous written consent of the Company's stockholders dated January 9, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit
         Number            Exhibit
         ----------------------------------------------------------------------

           27.1*      Financial Data Schedule.

         ----------------------------------------------------------------------
         *Filed herewith

           (b) Reports on Form 8-K


   The Company filed a Form 8-K reporting that, on March 3, 1997, it entered into an agreement with Berthel, Fisher & Company Leasing, Inc. to provide up to $1 million in equipment financing to prospective franchisees of CD Warehouse stores. The agreement with Berthel, Fisher & Company Leasing, Inc. provides that the Cedar Rapids, Iowa-based leasing company will finance up to $40,000 per store of equipment costs, for an aggregate financing commitment of $1 million.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CD WAREHOUSE, INC.,
                                  a Delaware corporation



Date: May 12, 1997                /s/ Jerry W. Grizzle
                                  --------------------------------------------
                                  Jerry W. Grizzle
                                  Chairman of the Board of Directors;
                                  President and Chief Executive Officer

Date: May 12, 1997                /s/ Doyle E. Motley
                                  --------------------------------------------
                                  Doyle E. Motley
                                  Senior Vice-President and Chief Financial
                                  Officer