Form 10QSB
period 1997-06-30
CD WAREHOUSE INC
filed 1997-08-14
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED JUNE 30, 1997

   [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________.



                       COMMISSION FILE NUMBER 000-21887

                              CD WAREHOUSE, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       73-1504999
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1204 SOVEREIGN ROW, OKLAHOMA CITY, OKLAHOMA                             73108
-------------------------------------------                             -----
 (Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code:  (405) 949-2422




CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES   X     NO
                                  -----      -----

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 12, 1997 was 1,820,000.

Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                                 ---    ---

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                            Page

PART I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets -
                December 31, 1996 and June 30, 1997 (unaudited)               3

                Condensed Consolidated Statements of Income -
                Three months and six months ended June 30, 1996
                and 1997 (unaudited)                                          4

                Condensed Consolidated Statements of Cash Flows -
                Six months ended June 30, 1996 and 1997 (unaudited)           5

                Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                   7

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

PART II.        OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders          13

       Item 6.  Exhibits and Reports on Form 8-K                             13

                Signatures                                                   14

                        PART I.   FINANCIAL INFORMATION

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 2)
                  (INFORMATION AT JUNE 30, 1997 IS UNAUDITED)

                                    ASSETS

                                                                                           DECEMBER 31,     JUNE 30,
                                                                                               1996           1997
                                                                                           ------------    ----------
Current assets:
     Cash and cash equivalents                                                                 $ 15,431    $  781,177
     Accounts receivable, net                                                                         -       425,116
     Merchandise inventory                                                                            -     1,342,552
     Prepaid expenses and other                                                                       -        57,353
                                                                                           ------------    ----------
              Total current assets                                                               15,431     2,606,198

Furniture, fixtures and equipment, net                                                                -       448,480

Investment in partnerships                                                                            -        38,885

Intangible and other assets, net                                                                444,993     3,650,757
                                                                                           ------------    ----------
                                                                                               $460,424    $6,744,320
                                                                                           ============    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                          $ 93,340    $  942,998
     Accrued liabilities                                                                         17,382        85,789
     Advances and deposits                                                                            -        70,312
     Income taxes payable                                                                             -        53,750
                                                                                           ------------    ----------

              Total current liabilities                                                         110,722     1,152,849

Minority interest                                                                                     -       107,277

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
       authorized, none issued                                                                        -             -
     Common stock, $.01 par value; 10,000,000 shares
       authorized, 350,000 and 1,820,000 issued and outstanding
       at December 31, 1996 and June 30, 1997, respectively                                       3,500        18,200
     Additional paid-in-capital                                                                 346,500     5,362,043
     Retained earnings (deficit)                                                                   (298)      103,951
                                                                                           ------------    ----------
             Total stockholders' equity                                                         349,702     5,484,194
                                                                                           ------------    ----------
                                                                                               $460,424    $6,744,320
                                                                                           ============    ==========

                           (See accompanying notes)

                               CD WAREHOUSE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                        Three Months Ended             Six Months Ended
                                                     ------------------------       ------------------------
                                                        June 30,    June 30,          June 30,     June 30,
                                                          1996        1997              1996         1997
                                                     (Predecessor)                  (Predecessor)
                                                     ------------- ----------       ------------- ----------
Revenues:
   Company operations:
        Retail store sales                             $   63,512  $  841 913        $  116,573   $1,030,068
        Wholesale merchandise sales                       743,367   1,075,994         1,480,983    2,158,454
        Software income, net                                2,113      10,606             9,398       15,432
   Franchise operations:
        Royalty income                                    297,450     340,298           574,517      576,880
        Management fees                                         -      34,800                 -       61,492
        Franchise and development fees                     17,000      44,000            31,000       50,000
                                                       ----------  ----------        ----------   ----------
                Total revenues                          1,123,442   2,347,611         2,212,471    3,892,326

Operating costs and expenses:
     Cost of sales - retail store sales                    40,700     502,662            72,174      618,631
     Cost of sales - wholesale merchandise sales          703,903     971,512         1,386,078    1,976,428
     Retail store operating expenses                       14,834     324,790            32,349      408,677
     General and administrative                           162,938     386,173           382,755      655,655
     Depreciation and amortization                          3,287      60,869             6,427       95,769
     Minority interest in partnership income                    -      14,875                 -       15,573
                                                       ----------  ----------        ----------   ----------
              Total operating costs and expenses          925,662   2,260,881         1,879,783    3,770,733
                                                       ----------  ----------        ----------   ----------
Operating income                                          197,780      86,730           332,688      121,593

Other income:
   Equity in income of unconsolidated partnerships         17,829      19,642            27,739       32,320
   Other income (expense)                                       -      (4,570)                -        4,086
                                                       ----------  ----------        ----------   ----------
                                                           17,829      15,072            27,739       36,406

                                                       ----------  ----------        ----------   ----------
Income before income taxes                                215,609     101,802           360,427      157,999

Provision for income taxes                                      -      34,640                 -       53,750
                                                       ----------  ----------        ----------   ----------


Net income                                             $  215,609  $   67,162        $  360,427   $  104,249
                                                       ==========  ==========        ==========   ==========
Net income per share of common stock                               $     0.04                     $     0.07
                                                                   ==========                     ==========
Weighted average common shares outstanding                          1,820,000                      1,600,442
                                                                   ==========                     ==========



                            (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                     Six Months Ended
                                                                              ----------------------------
                                                                                 June 30,        June 30,
                                                                                   1996            1997
                                                                              (Predecessor)
                                                                              -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                              $ 360,427      $   104,249
        Adjustments to reconcile net income to net cash
          from operating activities:
            Depreciation and amortization                                           6,427           95,769
            Changes in operating assets and liabilities:
                 Accounts receivable, net                                          83,210         (352,377)
                 Inventories                                                     (215,249)        (903,909)
                 Prepaid expenses and other                                        (3,070)         (57,353)
                 Accounts payable                                                 143,214          306,429
                 Accrued liabilities                                              (12,074)          66,734
                 Advances and deposits                                            126,738           70,312
                 Income taxes payable                                                   -           53,750
                                                                                ---------      -----------
        Total adjustments                                                         129,196         (720,645)
                                                                                ---------      -----------
        Net cash provided by (used for) operating activities                      489,623         (616,396)

CASH FLOW FROM INVESTING ACTIVITIES:
        Purchases of furniture, fixtures and equipment                            (11,568)        (398,342)
        Decrease (increase) in investment in unconsolidated partnerships          (42,158)          20,077
        Decrease (increase) in other assets                                         1,973          (44,503)
        Increase in minority interest in consolidated partnerships                      -           94,297
          Purchase of businesses:
          Cost In excess of net assets of companies acquired, net                       -       (3,145,525)
          Accounts receivable                                                           -          (72,739)
          Inventory                                                                     -         (398,346)
          Furniture, fixtures and equipment                                             -          (50,514)
          Investment in partnerships                                                    -          (21,452)
          Other assets                                                                  -             (931)
          Accounts payable                                                              -          543,229
          Accrued liabilities                                                           -            1,673
          Minority interest                                                             -           12,980
                                                                                ---------      -----------
                                                                                        -       (3,131,625)
                                                                                ---------      -----------
        Net cash used for investing activities                                    (51,753)      (3,460,096)

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from sale of common stock, net:
          Initial public offering                                                       -        4,492,238
          Collection of stock subscription                                              -          350,000
        Distributions to partners                                                (227,063)               -
                                                                                ---------      -----------
        Net cash provided by (used for) financing activities                     (227,063)       4,842,238
                                                                                ---------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         210,807          765,746

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  208,139           15,431
                                                                                ---------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 418,946      $   781,177
                                                                                =========      ===========




                              CD WAREHOUSE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



SUPPLEMENTAL CASH FLOW INFORMATION:

   For six month period ending June 30, 1997, the Company had the following non-cash investing and financing activities:

   Purchased franchise interests of Company's largest franchisee (See Note 2 - "MacDonald Acquisition") for 80,000 shares of the Company's common stock valued at the initial public offering price of $5.00 per share.

           Cost in excess of net assets acquired, net     $301,806
           Inventory                                        40,297
           Furniture, fixtures and equipment                18,800
           Investment in partnerships                       37,510
           Other assets                                      1,587
                                                          --------
                                                          $400,000
                                                          ========

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

   The condensed consolidated financial statements for December 31, 1996 and the six months ended June 30, 1997 include the accounts of CD Warehouse, Inc. (the "Company"), its wholly-owned subsidiary, Compact Discs Management, Inc. ("CDM"), and majority owned retail stores. All material intercompany accounts and transactions have been eliminated in consolidation.

   The predecessor's condensed consolidated statements of income for the three months and six months ended June 30, 1996 and statement of cash flows for the six months ended June 30, 1996 include the combined historical results of the acquired assets (the "CDIL Assets") of Compact Discs International, Ltd. ("CDIL") and the equity interests of 36 CD Warehouse stores held by the largest CDIL franchisee. Since both of these entities are partnerships, the results of operations do not reflect officer compensation or provision for income taxes (see Note 2).

   The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB/A.

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

   The acquisitions were recorded under the purchase method of accounting and resulted in an excess of purchase price over net assets acquired of approximately $3.6 million which is amortized on a straight-line basis over 20 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company was formed in September 1996 to acquire the franchise operations of CDIL, a Texas limited partnership which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of June 30, 1997, there were 119 domestic units operating in 26 states and 4 international units operating in England.

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

   The following discussion and analysis reviews the operating results, as adjusted below, of CDIL and the MacDonald Acquisition (predecessor) for the three months and six months ended June 30, 1996, and the operating results of the Company for the three months and six months ended June 30, 1997, which includes activity relating to the operations of the CDIL Assets and the MacDonald Acquisition for the period subsequent to January 27, 1997. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements.

COMBINED STATEMENTS OF OPERATIONS

   The following table (unaudited) sets forth the Company's results of operations for the three months and six months ended June 30, 1997 and the combined historical results of operations for the three months and six months ended June 30, 1996 of the CDIL Assets and the MacDonald Acquisition purchased by the Company on January 27, 1997. The historical information has been adjusted to eliminate operations retained by CDIL and to provide charges for executive compensation, amortization of goodwill relating to the above acquisitions and income taxes as explained below. The information should be read in conjunction with the historical Financial Atatements included elsewhere in this document.

                                           Three Months Ended June 30,          Six Months Ended June 30,
                                           ---------------------------          -------------------------
                                               1996             1997                1996          1997
                                           (Predecessor)                        (Predecessor)
                                           (proforma)(1)                        (proforma)(1)
                                           -------------     ----------         -------------  ----------
Revenues
  Retail store sales.....................   $   63,512       $  841,913          $  116,573    $1,030,068
  Wholesale merchandise sales............      743,367        1,075,994           1,480,983     2,158,454
  Software income, net...................        2,113           10,606               9,398        15,432
  Royalty income.........................      297,450          340,298             574,517       576,880
  Management fees........................           -            34,800                  -         61,492
  Franchise and development fees.........       17,000           44,000              31,000        50,000
                                            ----------       ----------          ----------    ----------
    Total revenues.......................    1,123,442        2,347,611           2,212,471     3,892,326

Operating costs and expenses:
  Cost of sales - retail store sales.....       40,700          502,662              72,174       618,631
  Cost of sales -wholesale merchandise
   sales.................................      703,903          971,512           1,386,078     1,976,428
  Retail store operating expenses........       14,834          324,790              32,349       408,677
  General and administrative.............      233,063(2)       386,173             523,005(2)    655,655
  Depreciation and amortization..........       34,037(2)        60,869              83,020(2)     95,769
  Minority interest in partnership
   income................................           -            14,875                  -         15,573
                                            ----------       ----------          ----------    ----------
    Total operating costs and expenses...    1,026,537        2,260,881           2,096,626     3,770,733
                                            ----------       ----------          ----------    ----------
Operating income.........................       96,905           86,730             115,845       121,593

Other income, net........................       17,829           15,072              27,739        36,406
                                            ----------       ----------          ----------    ----------
Income before provision for income taxes.      114,734          101,802             143,584       157,999

Provision for income taxes...............       39,010(2)        34,640              48,819(2)     53,750
                                            ----------       ----------          ----------    ----------
Net income...............................   $   75,724(2)    $   67,162          $   94,765(2) $  104,249
                                            ==========       ==========          ==========    ==========
Net income per share of common stock.....   $      .04(3)    $      .04          $      .06(3) $      .07
                                            ==========       ==========          ==========    ==========
Weighted averaged common shares
 outstanding.............................    1,820,000(3)     1,820,000           1,600,442(3)  1,600,442
                                            ==========       ==========          ==========    ==========

-------------------
Pro forma adjustments to June 30, 1996, historical amounts:

(1) Operations retained by CDIL have been eliminated from the combined information presented above.

(2) The operations acquired were organized as partnerships and did not historically include charges for executive compensation or income taxes. The information presented above includes charges for executive compensation based on executive compensation paid for the three months and six months ended June 30, 1997. The amount which is included in general and administrative expenses above is $70,125 and $140,250 for the three months and six months ended June 30, 1996, respectively.

    The information presented above has been prepared assuming the Initial Public Offering and resulting acquisition of the CDIL Assets and MacDonald Assets were completed on January 1, 1996, resulting in additional amortization of goodwill of $30,750 and $76,593 for the three months and six months ended June 30, 1996, respectively.

    The provisions for income taxes are based on a rate of 34% applied to income before provision for income taxes in each of the periods presented.

(3) Net income per share of common stock for the three months and six months ended June 30, 1996 (pro forma) assumes the same weighted average common shares outstanding as the three months and six months ended June 30, 1997.

RESULTS OF OPERATION

Three months Ended June 30, 1997 compared to Three Months Ended June 30, 1996.

   Revenues

   Retail store sales increased $778,000 to $842,000 for the three months ended June 30, 1997, compared to $64,000 for the three months ended June 30, 1996. The increase in retail store sales is the result of having thirteen Company stores, of which four were acquired from Franchisees, and three majority owned stores in operation by June 30, 1997, compared to only one store at June 30, 1996.

   Wholesale merchandise sales increased $333,000, or 45%, to $1,076,000 for the three months ended June 30, 1997, compared to $743,000 for the same period in 1996. The increase is due to the increase in operating stores from 104 at June 30, 1996 to 123 at June 30, 1997. Wholesale merchandise sales for the three months ended June 30, 1997 includes the sale of opening inventory for thirteen stores, (four Company stores and nine Franchise stores) compared to only three Franchise stores for the comparable period in 1996.

   Royalty income increased $43,000, or 14%, to $340,000 for the three months ended June 30, 1997, compared to $297,000 for the same period in 1996. Again, the increase is due to the greater number of Franchise stores in existence at June 30, 1997 (110), compared to the number in existence at June 30, 1996 (103). In addition, same store sales for the three months ended June 30, 1997 increased 9% as monthly average store sales increased from $21,635 for the three months ended June 30, 1996 to $23,980 for the same period in 1997.

   Management fees relate to the Company's management of the franchised partnership stores in which the Company acquired an interest as a result of the MacDonald Acquisition discussed herein. No management fees were recognized in the three months ended June 30, 1996.

   Costs and Expenses

   Cost of sales for retail store sales increased $462,000 for the three months ended June 30, 1997, compared to the same period in 1996. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 60% of sales for the three months ended June 30, 1997, compared to 64% for the three months ended June 30, 1996.

   Cost of sales for wholesale merchandise increased $268,000, or 38%, to $972,000 for the three months ended June 30,1997, compared to $704,000 in 1996. This increase is consistent with the increase in sales. Cost of sales was 90% of sales for the three months ended June 30,1997 compared to 95% for the same period in 1996.

   Retail store operating expenses increased $310,000 to $325,000 for the three months ended June 30, 1997, compared to the comparable period in 1996. The increase was due to the increased number of company and majority owned stores discussed above. Retail store operating expense was 39% of retail store revenue for the three months ended June 30, 1997, while such operating expense was 23% of retail store revenue for the three months ended June 30, 1996. This increase was due primarily to expensed start up costs of the three new company stores opened during the three months ended June 30, 1997.

   General and administrative expenses increased by $153,000, or 66%, to $386,000 for the three months ended June 30, 1997, compared to $233,000 (on a pro forma basis) for the three months ended June 30, 1996. This increase resulted from additional costs associated with the transition of operations and management after the acquisitions and the Initial Public Offering discussed above combined with the relocation of the Company's operation from Dallas, Texas to Oklahoma City, Oklahoma.

   Depreciation and Amortization

   Depreciation and Amortization increased $27,000 to $61,000 for the three months ended June 30, 1997 compared to $34,000 (on a pro forma basis) for the comparable period in 1996 This is primarily due to the addition of twelve Company stores and three majority owned stores in 1997.

   Net Income

   Net income decreased $9,000 to $67,000 for the three months ended June 30, 1997, compared to $76,000 (on a pro forma basis) for the same period ended June 30, 1996. The decrease in net income is due to the additional start up costs relating to opening new Company stores included in retail store operating expense and additional costs associated with the relocation of the Company's operations to Oklahoma City, Oklahoma.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

   As discussed above, the Company acquired the franchise operations of CDIL on January 27, 1997. Therefore, the results of operations for six months ended June 30, 1997 only includes activity relating to CDIL from January 27 through June 30 compared to January 1 to June 30 for 1996.

Revenues

   Retail store sales increased $913,000 to $1,030,000 for the six months ended June 30, 1997 compared to $17,000 for the six months ended June 30, 1996. The increase in retail store sales is the result of having thirteen Company and three majority owned stores in operations during the six months ended June 30, 1997 compared to only one during the same period in 1996.

   Wholesale merchandise sales increased $677,000, or 46% to $2,158,000 for the six months ended June 30, 1997 compared to $1,481,000 for the same period in 1996. The increase is due to the increase in operating stores from 104 at June 30, 1996 to 123 at June 30, 1997. The wholesale merchandise sales for the six months ended June 30, 1997 also includes approximately $200,000 of "new catalog" product, which was introduced into the system during this period.

   Royalty income increased $2,000 to $577,000 for the six months ended
June 30, 1997 compared to $575,000 for the same period in 1996. However, comparable royalty income for the period January 27, 1996 to June 30, 1996 would be $495,000 or an increase of $82,000 or 17%. Again, the increase is due to the number of operating stores at June 30, 1997 of 123 compared to 104 at June
30, 1996. In addition, same store sales for the six months ended June 30, 1997 increased 9% while monthly average store sales increased from 521,100 for the six months ended June 30, 1996 to $23,400 for the same period in 1997.

   Management fees relate to the Company's management of the franchised partnership stores, which the Company acquired an interest as a result of the MacDonald Acquisition discussed herein. No management fees were recognized in the six months ended June 30, 1996.

   Costs and Expenses

   Cost of sales for retail store sales increased $546,000 for the six months ended June 30, 1997 compared to the same period in 1996. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 60% of sales for the six months ended June 30, 1997 compared to 62% for the six months ended June 30, 1996.

   Costs of sales for wholesale merchandise increased $590,000 or 43% to $1,976,000 for the six months ended June 30, 1997 compared to $1,386,000 in 1996. The increase is consistent with the increase in sales. Cost of sales was 92% of sales for the six months ended June 30,1997 compared to 94% for the comparable period in 1996.

    Retail store operating expenses increased $377,000 to $409,000 for the six months ended June 30, 1997 compared to $32,000 for the six months ended June 30, 1996. The increase is due to the increase of Company stores discussed above. Retail store operating expense was 28% of retail store revenue for the six months ended June 30, 1996 compared to 40% of retail store revenue for the same period in 1997. This increase is due primarily to start up costs of the twelve new Company stores, which were expensed during the six months, ended June 30, 1997.

    General and administrative expenses increased by $133,000, or 25%, to $656,000 for the six months ended June 30, 1997 compared to $523,000 for the six months ended June 30, 1996. This increase resulted from increased costs associated with the transition after the acquisitions and initial public offering discussed above combined with the relocation of the Company to Oklahoma City, Oklahoma.

    Net Income

    Net income increased $9,000, or 9%, to $104,000 for the six mouths ended June 30, 1997 compared to $95,000 for the same period ended June 30, 1996. The increase to net income is due to the increase in the number of operating stores discussed above. and the increase in other income of $5,000 which consists of interest income earned from investment of the proceeds of the initial public offering during the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had working capital of $1,453,000 and cash and cash equivalents aggregating $781,000, compared to a negative working capital of $95,000 and cash and cash equivalents of $15,000 at December 31, 1996. Net cash used for operating activities was $616,000 for the six months ended June 30, 1997, compared to net cash provided by operating activities of $490,000 for the six months ended June 30, 1996. The increased use of cash by operating activities relates to the opening of twelve new Company stores, (five new, four acquired from Franchisees, and three acquired from non-franchisee) increasing inventory and growth of franchise stores in operation.

    Net cash used for investing activities was $3,460,000 for the six months ended June 30, 1997, compared to $52,000 for the same period in 1996. The significant use of cash for investing activities in 1997 relates to the acquisition of the CDIL Assets on January 27, 1997 and opening of Company stores.

    Net cash provided from financing activities was $4,842,000 for the six months ended June 30, 1997 compared to net cash used for financing activities of $227,000 for the six months ended June 30, 1996. The net cash provided from financing in 1997 relates to the initial public offering and the collection of a stock subscription in the amount of $350,000. The net cash used in financing activities for the six months ended June 30, 1996 were distributions to partners of CDIL.

    In addition to the working capital at June 30, 1997, the Company has finalized a $2,000,000 Revolving Line of Credit ("Line") with Bank One, Oklahoma City, Oklahoma ("Bank One"), of which $1,000,000 is available during the first year ending May 1998. Amounts borrowed under the line will be based on certain financial criteria outlined by Bank One and will hear an interest rate equal to
 .75% over Bank One's base rate, adjusted automatically based upon current prime rate. As of the date of this Report, no funds had been borrowed under this Line. It is the Company's opinion that the current working capital at June 30, 1997, combined with the Line will be sufficient to support the ongoing activities of the business for the foreseeable future.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the three months ended June 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits


Exhibit
Number                                    Exhibit
-------  ----------------------------------------------------------------------

10.1**   Bank One, Oklahoma City, Oklahoma Loan Agreement dated May 16, 1997

l0.2** Lease Agreement dated April 17, 1997 by and between Will Rogers Service Center Phase IV Associates and CD Warehouse, Inc.

27.1*    Financial Data Schedule

-------------------------------------------------------------------------------
*Filed electronic herewith
**To be filed by amendment

      (b)  Reports on Form S-K

           There were no Reports on Form S-K filed for the three months ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CD WAREHOUSE, INC.,
                                       a Delaware corporation


Date: August 14, 1997                  /s/ Jerry W. Grizzle
                                       --------------------------------------
                                       Jerry W. Grizzle
                                       Chairman of the Board of Directors;
                                       President and Chief Executive Officer


Date: August 14, 1997                  /s/ Doyle B. Motley
                                       ---------------------------------------
                                       Doyle E. Motley
                                       Senior Vice-President and
                                       Chief Financial Officer