Form 10QSB/A
period 1997-06-30
CD WAREHOUSE INC
filed 1997-08-25
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

27.1*    Financial Data Schedule

-------------------------------------------------------------------------------
* Previously filed
**Filed electronically herewith

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



                                       CD WAREHOUSE, INC.,
                                       a Delaware corporation


Date: August 25, 1997                  /s/ Jerry W. Grizzle
                                       --------------------------------------
                                       Jerry W. Grizzle
                                       Chairman of the Board of Directors;
                                       President and Chief Executive Officer


Date: August 25, 1997                  /s/ Doyle B. Motley
                                       ---------------------------------------
                                       Doyle E. Motley
                                       Senior Vice-President and
                                       Chief Financial Officer