Form 10QSB
period 1997-09-30
CD WAREHOUSE INC
filed 1997-11-03
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997

[_]               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________________________ to
__________________________.



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

                            YES   X         NO____
                               ------


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of October 28, 1997 was 1,820,000.

Transitional Small Business Disclosure Format (check one):  YES____  NO   X
                                                                         ----

                                  FORM 10-QSB


                               TABLE OF CONTENTS

                                                                                          Page
PART I.             FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets - December 31, 1996              3
                    and September 30, 1997 (unaudited)

                    Condensed Consolidated Statements of Income - Three months and         4
                    nine months ended September 30, 1996 and 1997 (unaudited)

                    Condensed Consolidated Statements of Cash Flows - Nine months          5
                    ended September 30, 1996 and 1997 (unaudited)

                    Notes to Condensed Consolidated Financial Statements (unaudited)       7

          Item 2.   Management's Discussion and Analysis of Financial Condition            8
                    and Results of Operations

PART II.            OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders                   14

          Item 6.   Exhibits and Reports on Form 8-K                                      14

          Signatures                                                                      15

                        PART I.   FINANCIAL INFORMATION

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 2)
               (INFORMATION AT SEPTEMBER 30, 1997 IS UNAUDITED)

                                    ASSETS

                                                                          DECEMBER 31,               SEPTEMBER 30,
                                                                             1996                        1997
                                                                      -------------------           ---------------
Current assets:
        Cash and cash equivalents                                     $            15,431           $       410,929
        Accounts receivable, net                                                        -                   466,929
        Merchandise inventory                                                           -                 1,714,088
        Prepaid  expenses and other                                                     -                    56,153
                                                                      -------------------           ---------------
                  Total current assets                                             15,431                 2,648,099

Furniture, fixtures and equipment, net                                                  -                   483,436

Investment in partnerships                                                              -                    51,876

Intangible and other assets, net                                                  444,993                 3,608,570
                                                                      -------------------           ---------------
                                                                      $           460,424           $     6,791,981
                                                                      ===================           ===============




                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current
 liabilities:
       Accounts payable                                               $            93,340           $       753,560
       Accrued liabilities                                                         17,382                    74,814
       Advances and deposits                                                            -                   149,890
       Income taxes payable                                                             -                   114,000
                                                                      -------------------           ---------------
                  Total current liabilities                                       110,722                 1,092,264

Minority interest                                                                       -                   110,517

Stockholders' equity:
       Preferred stock, $.01 par value; 5,000,000 shares
        authorized, none issued                                                         -                         -
       Common stock, $.01 par value; 10,000,000 shares
        authorized, 350,000 and 1,820,000 issued and outstanding
        at December 31, 1996 and September 30, 1997, respectively                   3,500                    18,200
       Additional paid-in-capital                                                 346,500                 5,348,543
       Retained earnings (deficit)                                                   (298)                  222,457
                                                                      -------------------           ---------------
                  Total stockholders' equity                                      349,702                 5,589,200
                                                                      -------------------           ---------------
                                                                      $           460,424           $     6,791,981
                                                                      ===================           ===============

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    ----------------------------------    ---------------------------------
                                                      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                          1996             1997               1996               1997
                                                      (PREDECESSOR)                        (PREDECESSOR)
                                                    ---------------    ---------------    ---------------------------------
Revenues:
  Company operations:
    Retail store sales                                $   61,826        $1,099,985         $    178,399         $ 2,130,054
    Wholesale  merchandise sales                         961,459           876,913            2,442,442           3,035,367
    Software income, net                                  (1,341)           18,418                8,057              33,850
Franchise operations:

    Royalty income                                       281,658           352,102              856,175             928,982
    Management fees                                            -            23,648                    -              85,140
    Franchise and development fees                        29,500            55,000               60,500             105,000
                                                      ----------        ----------         ------------         -----------
          Total revenues                               1,333,102         2,426,066            3,545,573           6,318,393

Operating costs and expenses:
    Cost of sales - retail store sales                    37,081           653,200              109,255           1,271,833
    Cost of sales - wholesale merchandise  sales         911,652           777,392            2,297,730           2,753,819
    Retail store operating expenses                       18,248           421,364               50,597             830,041
    General and administrative                           184,347           376,648              567,102           1,032,303
    Depreciation and amortization                          2,791            65,317                9,218             161,086
    Minority interest in partnership income                    -            12,827                    -              28,400
                                                      ----------        ----------         ------------         -----------
          Total operating costs and expenses           1,154,119         2,306,748            3,033,902           6,077,482
                                                      ----------        ----------         ------------         -----------
Operating income                                         178,983           119,318              511,671             240,911

Other income:
  Equity in income of unconsolidated partnerships         19,206            60,359               46,945              92,679
  Other income (expense)                                       -              (921)                   -               3,165
                                                      ----------        ----------         ------------         -----------
                                                          19,206            59,438               46,945              95,844

                                                      -----------       ----------         ------------         -----------
Income before income taxes                               198,189           178,756              558,616             336,755

Provision for income taxes                                     -            60,250                    -             114,000
                                                      ----------        ----------         ------------         -----------

Net income                                            $  198,189        $  118,506         $    558,616         $   222,755
                                                      ==========        ==========         ============         ===========
Net income per share of common stock                                    $     0.07                               $     0.13
                                                                        ==========                              ===========
Weighted average common shares outstanding                                1,820,00                                1,674,432
                                                                        ==========                              ===========

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                -------------------------------------
                                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                                       1996                  1997
                                                                                  (PREDECESSOR)
                                                                                ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $       558,616        $      222,755
     Adjustments to reconcile net income to net cash
         from operating activities:
               Depreciation and amortization                                              9,218               161,086
               Loss on disposal of assets                                                     -                30,778
               Changes in operating assets and liabilities:
                       Accounts receivable, net                                          61,652              (394,190)
                       Inventories                                                     (232,146)           (1,275,445)
                       Prepaid expenses and other                                        (5,676)              (56,153)
                       Accounts payable                                                 277,875               116,992
                       Accrued liabilities                                              (16,218)               55,759
                       Advances and deposits                                             91,579               149,890
                       Income taxes payable                                                   -               114,000
                                                                                ---------------        --------------
     Total adjustments                                                                  186,284            (1,097,283)
                                                                                ---------------        --------------
     Net cash provided by (used for) operating  activities                              744,900              (874,528)

 CASH FLOW FROM INVESTING ACTIVITIES:

     Purchases of furniture, fixtures and equipment                                     (10,978)             (483,470)
     Decrease (increase) in investment in  unconsolidated partnerships                  (66,027)                7,086
     Increase in other assets                                                          (204,536)              (48,239)
     Increase in minority interest in consolidated partnerships                               -                97,536
     Purchase of businesses:
               Cost in excess of net assets of companies acquired, net                        -            (3,145,525)
               Accounts receivable                                                            -               (72,739)
               Inventory                                                                      -              (398,346)
               Furniture, fixtures and equipment                                              -               (50,514)
               Investment in partnerships                                                     -               (21,452)
               Other assets                                                                   -                  (931)
               Accounts payable                                                               -               543,229
               Accrued liabilities                                                            -                 1,673
               Minority interest                                                              -                12,980
                                                                                ---------------        --------------
                                                                                              -            (3,131,625)
                                                                                ---------------        --------------
     Net cash used for investing activities                                            (281,541)           (3,558,712)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net:
               Initial public offering                                                        -             4,478,738
               Collection of stock subscription                                         350,000               350,000
     Distributions to partners                                                         (555,298)                    -
                                                                                ---------------        --------------
     Net cash provided by (used for) financing activities                              (205,298)            4,828,738
                                                                                ---------------        --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               258,061               395,498

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        208,139                15,431
                                                                                ---------------        --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       466,200        $      410,929
                                                                                ===============        ==============

                              CD WAREHOUSE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



SUPPLEMENTAL CASH FLOW INFORMATION:

   For the nine month period ending September 30, 1997, the Company had the following non-cash investing and financing activities:

   Purchased franchise interests of Company's largest franchisee (See Note 2 - "MacDonald Acquisition") for 80,000 shares of the Company's common stock valued at the initial public offering price of $5.00 per share.

           Cost in excess of net assets acquired, net      $ 301,806
           Inventory                                          40,297
           Furniture, fixtures and equipment                  18,800
           Investment in partnerships                         37,510
           Other assets                                        1,587
                                                           ---------
                                                           $ 400,000
                                                           =========

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements for December 31, 1996 and the nine months ended September 30, 1997 include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiary, Compact Discs Management, Inc. ("CDM"), and majority owned retail stores. All material intercompany accounts and transactions have been eliminated in consolidation.

     The predecessor's condensed consolidated statements of income for the three months and nine months ended September 30, 1996 and statement of cash flows for the nine months ended September 30, 1996 include the combined historical results of the acquired assets (the "CDIL Assets") of Compact Discs International, Ltd. ("CDIL") and the equity interests of 36 CD Warehouse stores held by the largest CDIL franchisee. Since both of these entities are partnerships, the results of operations do not reflect officer compensation or provision for income taxes (see Note 2).

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB/A.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company was formed in September 1996 to acquire the franchise operations of CDIL, a Texas limited partnership which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of September 30, 1997, there were 124 domestic units operating in 28 states and 4 international units operating in England.

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

     The following discussion and analysis reviews the operating results, as adjusted below, of CDIL and the MacDonald Acquisition (predecessor) for the three months and nine months ended September 30, 1996, and the operating results of the Company for the three months and nine months ended September 30, 1997, which includes activity relating to the operations of the CDIL Assets and the MacDonald Acquisition for the period subsequent to January 27, 1997. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements.

COMBINED STATEMENTS OF OPERATIONS

   The following table (unaudited) sets forth the Company's results of operations for the three months and nine months ended September 30, 1997 and the combined historical results of operations for the three months and nine months ended September 30, 1996 of the CDIL Assets and the MacDonald Acquisition purchased by the Company on January 27, 1997. The historical information has been adjusted to eliminate operations retained by CDIL and to provide charges for executive compensation, amortization of goodwill relating to the above acquisitions and income taxes as explained below. The information should be read in conjunction with the historical Financial Statements included elsewhere in this document.

                                                 THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------       ---------------------------------------
                                                     1996                   1997                   1996                 1997
                                                 (PREDECESSOR)                                 (PREDECESSOR)
                                                   (PROFORMA)  (1)                               (PROFORMA)   (1)
                                                --------------        ---------------       ----------------       ----------------
                                                                                                                C>
Revenues:
     Retail store sales..........................  $    61,826             $1,099,985            $  178,399            $2,130,054
     Wholesale merchandise sales.................      961,459                876,913             2,442,442             3,035,367
     Software income, net........................       (1,341)                18,418                 8,057                33,850
     Royalty income..............................      281,658                352,102               856,175               928,982
     Management fees.............................            -                 23,648                     -                85,140
     Franchise and development fees..............       29,500                 55,000                60,500               105,000
                                                   -----------             ----------            ----------            ----------

           Total revenues........................    1,333,102              2,426,066             3,545,573             6,318,393


Operating costs and expenses:

     Cost of sales - retail store sales..........       37,081                653,200               109,255             1,271,833
     Cost of sales-wholesale merchandise sales...      911,652                777,392             2,297,730             2,753,819
     Retail store operating expenses.............       18,248                421,364                50,597               830,041
     General and administrative..................      254,472     (2)        376,648               777,477    (2)      1,032,303
     Depreciation and amortization...............       61,198     (2)         65,317               144,218    (2)        161,086
     Minority interest in partnership income.....            -                 12,827                     -                28,400
                                                   -----------             ----------            ----------            ----------
           Total operating costs and expense.....    1,282,651              2,306,748             3,379,277             6,077,482
                                                   -----------             ----------            ----------            ----------

Operating income.................................       50,451                119,318               166,296               240,911

Other income, net................................       19,205                 59,438                46,945                95,844
                                                   -----------             ----------            ----------            ----------

Income before provision for income taxes.........       69,656                178,756               213,241               336,755

Provision for income taxes.......................       24,181     (2)         60,250                73,000    (2)        114,000
                                                   -----------             ----------            ----------            ----------

Net income.......................................  $    45,475     (2)     $  118,506            $  140,241    (2)     $  222,755
                                                   ===========             ==========            ==========            ==========

Net income per share of common stock.............  $       .02     (3)     $      .07            $      .08    (3)     $      .13
                                                   ===========             ==========            ==========            ==========

Weighted average common shares outstanding.......    1,820,000     (3)      1,820,000             1,674,432    (3)      1,674,432
                                                   ===========             ==========            ==========            ==========

________________________________
Pro forma adjustments to September 30, 1996, historical amounts:

(1) Operations retained by CDIL have been eliminated from the combined information presented above.

(2) The operations acquired were organized as partnerships and did not historically include charges for executive compensation or income taxes. The information presented above includes charges for executive compensation based on executive compensation paid for the three months and nine months ended September 30, 1997. The amount, which is included in general and administrative expenses above, is $70,125 and $210,375 for the three months and nine months ended September 30, 1996, respectively.

     The information presented above has been prepared assuming the Initial Public Offering and resulting acquisition of the CDIL Assets and MacDonald Assets were completed on January 1, 1996, resulting in additional amortization of goodwill of $58,407 and $135,000 for the three months and nine months ended September 30, 1996, respectively.

     The provisions for income taxes are based on a rate of 34% applied to income before provision for income taxes in each of the periods presented.

(3) Net income per share of common stock for the three months and nine months ended September 30, 1996 (pro forma) assumes the same weighted average common shares outstanding as the three months and nine months ended September 30, 1997.

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

  Revenues

  Retail store sales increased $1,038,000 to $1,100,000 for the three months ended September 30, 1997, compared to $62,000 for the three months ended September 30, 1996. The increase in retail store sales is the result of having sixteen Company stores (one existing store in 1996, five new start-up stores, four stores acquired from franchisees, three stores acquired from non-franchisees, and three majority owned stores which must be included in operating results) in operation by September 30, 1997, compared to only one store at September 30, 1996.

  Wholesale merchandise sales decreased $84,000, or 9%, to $877,000 for the three months ended September 30, 1997, compared to $961,000 for the same period in 1996. The decrease is due to the elimination of $267,000 of wholesale merchandise sales relating to the consolidation of three majority owned stores for the three months ended September 30,1997. These stores were not majority owned stores for the three months ended September 30,1996. This decreased was offset by an increase in operating stores from 109 at September 30, 1996 to 128 at September 30, 1997.

  Royalty income increased $70,000, or 25%, to $352,000 for the three months ended September 30, 1997, compared to $282,000 for the same period in 1996. Again, the increase is due to the greater number of Franchise stores in existence at September 30, 1997 (112), compared to the number in existence at September 30, 1996 (108). In addition, same store sales for the three months ended September 30, 1997 increased 19% as monthly average franchise store sales increased from $21,697 for the three months ended September 30, 1996 to $26,115 for the same period in 1997.

  Management fees relate to the Company's management of the partnership stores in which the Company acquired a minority interest as a result of the MacDonald Acquisition discussed herein. No management fees were recognized in the three months ended September 30, 1996.

  Franchise and development fees increased $25,000 to $55,000 for the three months ended September 30,1997 compared to $30,000 for the comparable period in 1996. The increase is due to an additional franchise store opened in the three months ended September 30,1997 compared to 1996 and the increase in franchise fees from $6,000 to $15,000 implemented by the Company after the acquisition of CDIL discussed above.

  Costs and Expenses

  Cost of sales for retail store sales increased $616,000 for the three months ended September 30, 1997, compared to the same period in 1996. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 59% of sales for the three months ended September 30, 1997, compared to 60% for the three months ended September 30, 1996.

  Cost of sales for wholesale merchandise decreased $135,000, or 15%, to $777,000 for the three months ended September 30, 1997, compared to $912,000 in 1996. This decrease is consistent with the decrease in sales discussed above. Cost of sales was 89% of sales for the three months ended September 30, 1997 compared to 95% for the same period in 1996. The reduced cost of sales for the three months ended September 30, 1997 can be attributed to additional discounts on merchandise purchases associated with the Company's growth in stores discussed above.

  Retail store operating expenses increased $403,000 to $421,000 for the three months ended September 30, 1997, compared to the comparable period in 1996. The increase was due to the increased number of Company and majority owned stores discussed above. Retail store operating expense was 38% of retail store revenue for the three months ended September 30, 1997, while such operating expense was 30% of retail store revenue for the three months ended September 30, 1996. This increase was due to additional costs associated with the new fifteen stores in operations for the three months ended September 30, 1997 compared to the one established store operating during the comparable period in 1996.

  General and administrative expenses increased by $123,000, or 48%, to $377,000 for the three months ended September 30, 1997, compared to $254,000 (on a pro forma basis) for the three months ended September 30, 1996. This increase resulted from the additional costs associated with being a public company, operating expenses associated with a larger facility in Oklahoma City, OK (175% larger than the previous facility maintained in Dallas, TX) and costs relating to managing the franchised partnership stores which are offset by the management fees discussed above.

  Depreciation and Amortization

  Depreciation and amortization increased $4,000 to $65,000 for the three months ended September 30, 1997 compared to $61,000 (on a pro forma basis) for the comparable period in 1996. This is primarily due to the addition of twelve Company stores and three majority owned stores in 1997.

  Net Income

  Net income increased $74,000 to $119,000 for the three months ended September 30, 1997, compared to $45,000 (on a pro forma basis) for the same period ended September 30,1996. The increase in net income is due to an increase of franchise and development fees of $25,000 to $55,000 for the three months ended September 30, 1997 compared to $30,000 for the comparable period in 1996. The three months ended September 30, 1997 also has management fees of $24,000 which were not applicable for the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

  As discussed above, the Company acquired the franchise operations of CDIL on January 27, 1997. Therefore, the results of operations for nine months ended September 30, 1997 only includes activity relating to CDIL from January 27 through September 30 compared to January 1 to September 30 for 1996.

Revenues

  Retail store sales increased $1,952,000 to $2,130,000 for the nine months ended September 30, 1997 compared to $178,000 for the nine months ended September 30, 1996. The increase in retail store sales is the result of having thirteen Company and three majority owned stores in operations during the nine months ended September 30, 1997 compared to only one during the same period in 1996.

  Wholesale merchandise sales increased $593,000, or 24% to $3,035,000 for the nine months ended September 30, 1997 compared to $2,442,000 for the same period in 1996. The increase is due to the increase in operating stores from 109 at September 30, 1996 to 128 at September 30, 1997. The wholesale merchandise sales for the nine months ended September 30, 1997 also includes approximately $200,000 of "new catalog" product, which was introduced into the system during this period. Wholesale merchandise sales for the nine months ended September 30, 1997 also includes the sales of the opening inventory, if applicable, of 28 new stores compared to only sixteen new stores opened during the comparable period in 1996

  Royalty income increased $73,000 to $929,000 for the nine months ended September 30, 1997 compared to $856,000 for the same period in 1996. Again, the increase is due to the number of operating franchise stores at September 30, 1997 of 112 compared to 108 at September 30, 1996. In addition, same store sales for the nine months ended September 30, 1997 increased 12% while monthly average store sales increased from $21,329 for the nine months ended September 30, 1996 to $24,370 for the same period in 1997.

  Management fees relate to the Company's management of the partnership stores, which the Company acquired a minority interest as a result of the MacDonald Acquisition discussed herein. No management fees were recognized in the nine months ended September 30, 1996.

  Franchise and development fees increased $44,000 to $105,000 for the nine months ended September 30,1997 compared to $61,000 for the comparable period in 1996. The increase is due to three additional franchise stores opened in the nine months ended September 30,1997 compared to 1996 and the increase in franchise fees from $6,000 to $15,000 implemented by the Company after the acquisition of CDIL discussed above.

  Costs and Expenses

  Cost of sales for retail store sales increased $1,163,000 for the nine months ended September 30, 1997 compared to the same period in 1996. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 60% of sales for the nine months ended September 30, 1997 compared to 61% for the nine months ended September 30, 1996.

  Costs of sales for wholesale merchandise increased $456,000 or 20% to $2,754,000 for the nine months ended September 30, 1997 compared to $2,298,000
in 1996.   The increase is consistent with the increase in sales.  Cost of sales was 91% of sales for the nine months ended September 30, 1997 compared to 94% for the comparable period in 1996.

  Retail store operating expenses increased $779,000 to $830,000 for the nine months ended September 30, 1997, compared to $51,000 for the nine months ended September 30, 1996. The increase is due to the increase of Company stores discussed above. Retail store operating expense was 28% of retail store revenue for the nine months ended September 30, 1996 compared to 39% of retail store revenue for the same period in 1997. This increase is due primarily to start up costs of the twelve new Company stores, which were expensed during the nine months ended September 30, 1997 compared to the one established store opened during the comparable period in 1996.

  General and administrative expenses increased by $255,000, or 33%, to $1,032,000 for the nine months ended September 30, 1997 compared to $777,000 (on a pro forma basis) for the nine months ended September 30, 1996. This increase resulted from increased costs associated with the transition after the acquisitions and initial public offering discussed above, relocation of the Company to Oklahoma City, Oklahoma, additional costs of operating the new facility which is 175% larger than the facility previously occupied in Dallas, TX and expenses relating to the management of the partnership stores discussed above.

Depreciation and Amortization

  Depreciation and amortization increased $17,000 to $161,000 for the nine months ended September 30, 1997 compared to $144,000 (on a pro forma basis) for the comparable period in 1996. This is primarily due to the addition of twelve Company stores and three majority owned stores in 1997.

  Net Income

  Net income increased $83,000, or 59%, to $223,000 for the nine months ended September 30, 1997 compared to $140,000 (on a pro forma basis) for the same period ended September 30, 1996. The increase in net income is due to the increase in the number of operating stores discussed above, cost savings associated with increased purchasing power and the increase in franchise and development fees for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1997, the Company had working capital of $1,556,000 and cash and cash equivalents aggregating $411,000, compared to a negative working capital of $95,000 and cash and cash equivalents of $15,000 at December 31, 1996. Net cash used for operating activities was $875,000 for the nine months ended September 30, 1997, compared to net cash provided by operating activities of $745,000 for the nine months ended September 30, 1996. The increased use of cash by operating activities relates to the opening of twelve new Company stores (five new, four acquired from Franchisees, and three acquired from non-franchisee), increasing inventory and growth of stores in operation.

  Net cash used for investing activities was $3,559,000 for the nine months ended September 30, 1997, compared to $282,000 for the same period in 1996. The significant use of cash for investing activities in 1997 relates to the acquisition of the CDIL Assets on January 27, 1997 and opening of Company stores.

  Net cash provided from financing activities was $4,829,000 for the nine months ended September 30, 1997 compared to net cash used for financing activities of $205,000 for the nine months ended September 30, 1996. The net cash provided from financing in 1997 relates to the initial public offering and the collection of a stock subscription in the amount of $350,000. The net cash used in financing activities for the nine months ended September 30, 1996 were distributions of $555,000 to partners of CDIL offset by sale of common stock to founders of CD Warehouse, Inc.

  In addition to the working capital at September 30, 1997, the Company has a $2,000,000 Revolving Line of Credit ("Line") with Bank One, Oklahoma City, Oklahoma ("Bank One"), of which $1,000,000 is available during the first year ending May 1998. Amounts borrowed under the Line will be based on certain financial criteria outlined by Bank One and will bear an interest rate equal to
 .75% over Bank One's base rate, adjusted automatically based upon current prime rate. As of the date of this Report, no funds had been borrowed under this Line. It is the Company's opinion that the current working capital at September 30, 1997, combined with the Line, will be sufficient to support the ongoing activities of the business for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of security holders during the three months ended September 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits


  Exhibit
  Number                              Exhibit
-----------    ----------------------------------------------------------------

   27.1*       Financial Data Schedule

_______________________________________________________________________________
*Filed electronic herewith

  (b)     Reports on Form 8-K

          The Company filed a Form 8-K dated September 15,1997 regarding litigation initiated by the Company against Grow Biz International Inc.("Grow Biz"), a Minnesota Corporation, and Clarence Gladden. The Company alleges that Mr. Gladden, acting for and on behalf of Disc-Go-Round (subsidiary of Grow Biz), fraudulently acquired proprietary information and trade secrets of the Company with the intent of unfairly using such information to the Company's competitive disadvantage.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CD WAREHOUSE, INC.,
                              a Delaware corporation



Date: November 3, 1997        /s/ Jerry W. Grizzle
                              --------------------------------------------------
                              Jerry W. Grizzle
                              Chairman of the Board of Directors;
                              President and Chief Executive Officer

Date: November 3, 1997        /s/ Doyle E. Motley
                              --------------------------------------------------
                              Doyle E. Motley
                              Senior Vice-President and Chief Financial Officer