Form 10KSB40
period 1997-12-31
CD WAREHOUSE INC
filed 1998-03-12
CIK 1025822

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


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NUMBER 000-21887


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

                                   YES X          NO______
                                      -----


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    X
                   -----

REGISTRANT'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $9,089,000.

AS OF MARCH 9, 1998, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, WAS $5,253,930.

AS OF MARCH 9, 1998, THERE WERE 1,920,000 SHARES OF COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (check one):   YES_____    NO  X
                                                                           -----

DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE IN PART III, ITEMS 9 THROUGH 12, OF THIS FORM 10-KSB.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

ITEM      PART I                                                                               PAGE
 1.       Description of Business                                                              1

 2.       Description of Property                                                              10

 3.       Legal Proceedings                                                                    10

 4.       Submission of Matters to a Vote of Security Holders                                  11


          PART II


 5.       Market for Common Equity and Related Stockholder Matters                             11

 6.       Management's Discussion and Analysis or Plan of Operation                            12

 7.       Financial Statements                                                                 17

 8.       Changes In and Disagreements With Accountants on Accounting and Financial            17
          Disclosure


          PART III


 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance With        17
          Section 16(a) of the Exchange Act

10.       Executive Compensation                                                               17

11.       Security Ownership of Certain Beneficial Owners and Management                       17

12.       Certain Relationships and Related Transactions                                       18

13.       Exhibits and Reports on Form 8-K                                                     18

Signatures                                                                                     21

Financial Information
                                                                                       Appendix A

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

   CD Warehouse, Inc. (together with its wholly owned subsidiary, Compact Discs Management, Inc., the "Company") is engaged in the franchising and ownership of music stores offering new and preowned compact discs ("CD's") and related products under the tradename of "CD Warehouse." Since its initial public offering in January 1997 (the "Offering"), the Company has engaged in a program of expansion to achieve strong market recognition in the retail music industry. This expansion has been accomplished primarily through the sale of new franchises and the conversion of existing independent retail music stores to Company-owned stores, as well as the acquisition by the Company of existing franchised stores. At December 31, 1997, there were 150 franchised and Company-owned CD Warehouse stores in 29 states, England, France and Venezuela.

   CD Warehouse stores sell their products to the general public in the market area where the respective store is located. A typical CD Warehouse store, located in a high traffic strip shopping center, will occupy between 1,200 and 2,500 square feet and offer between 10,000 and 16,000 selections, with approximately 70% of the dollar sales volume being preowned selections and the balance being new releases from the major music categories. At each CD Warehouse store, a customer selects from a number of new and preowned CD's and may listen to preowned CD's before purchase. CD Warehouse sells CD's, takes customers' CD's in trade or buys customers' CD's for cash. Typically, each CD Warehouse store carries the majority of the Billboard Top 100 selections as "new" inventory, filling out its inventory selection with preowned CD's which are purchased for $1 to $4 and remarketed for $6 to $9.

   During the year ended December 31, 1997, the Company had total revenues of approximately $9,089,000, and net income of approximately $386,000. The Company's expansion strategy for 1998 is to open 30 to 40 franchised stores and open or acquire 12 to 15 Company-owned stores.

HISTORY

   The Company was formed in September 1996 to acquire the assets of Compact Discs International, Ltd. ("CDIL"), a Texas limited partnership which franchised stores throughout the United States and England under the name "CD Warehouse." A portion of the proceeds of the Company's Offering was used to fund the $3.2 million acquisition (the "CDIL Acquisition"), which was consummated simultaneously with the closing of the Offering. See Item 12-Certain Relationships and Related Transactions. In a related transaction (the "MacDonald Acquisition"), which also occurred simultaneously with the closing of the Offering, the Company acquired the equity interests of Bruce D. MacDonald (together with his affiliates, "MacDonald") in various partnerships or other entities which acted as CD Warehouse franchisees with respect to 36 franchised CD Warehouse stores. See Item 12-Certain Relationships and Related Transactions. As a result of the CDIL Acquisition and the MacDonald Acquisition, the Company acquired the rights to the CD Warehouse name, assumed CDIL's role as franchisor under the franchise agreements to which CDIL was a party and acquired interests in the CD Warehouse stores in which MacDonald had an interest.

RECENT EVENTS

   In December 1997, the Company sold its minority equity interests in nine partnerships to MacDonald. The partnerships, which act as franchisees of the Company, operate nine CD Warehouse stores. See Item 12-Certain Relationships and Related Transactions. Pursuant to the sale, MacDonald assumed the Company's interest in the partnerships, which continue to operate as CD Warehouse franchisees.

   Effective January 1, 1998, the Company purchased the assets of a franchisee, ZDTMAC, a general partnership. The aggregate purchase price of $573,530 was paid $211,030 in cash and $362,500 in restricted Common Stock of the Company, valued for purposes of the acquisition at $3.625 per share. Pursuant to the acquisition, the five CD Warehouse stores operated by ZDTMAC will become Company-owned stores.

   Certain statements contained herein relating to the Company's proposed business strategy and expansion plans are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, the risks detailed in the sections entitled Item 3-Legal Proceedings and other risks detailed throughout this Annual Report (the "Report"). These forward-looking statements represent the Company's judgment as of the filing date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements. Further, there can be no assurance that the historical level of the Company's revenues and net income will continue to be achieved in the future.

BUSINESS STRATEGY

   The Company believes that there is a growing consumer willingness to purchase preowned CD's, which is providing an expanding market niche in the retail music industry for CD resellers. The Company's business strategy is to establish itself as the recognized industry leader in the domestic buy-sell-trade retail CD marketplace by pursuing a three-fold approach: (1) offering quality, preowned CD's at exceptional value; (2) offering to accept as a trade, or buy for cash, selected CD's from customers; and (3) selling new releases at competitive prices.

   According to the Recording Industry Association of America (the "RIAA"), annual CD sales in the United States for 1997 exceeded $9.92 billion. The lack of any audible difference between new and preowned CD's, durability of the medium, cost savings and the accumulating stock of available CDs for resale, suggest the possibility for rapid market growth in the preowned CD market. Because the CD is encased in plastic and read by a laser, the playing of CD's, and even the occasional careless handling of CDs, rarely cause damage that will impair performance or result in any degradation of sound quality. In the absence of pronounced abuse, CD's may reasonably be expected to last for decades; premium (gold-plated) CD's may last for centuries. Such extraordinary durability, coupled with the standard error-correction circuitry in CD players, means that preowned CDs are essentially indistinguishable from new CDs in terms of audible performance. By offering quality preowned CD's at substantial savings and responding to consumers' desire to recycle merchandise they no longer want or use but which has intrinsic value, the CD Warehouse remarketing concept emphasizes consumer value.

   The Company's expansion strategy for 1998 is to open 30 to 40 franchised stores and open or acquire 12 to 15 Company-stores. Management believes that, in addition to the Company, Disc Go Round and The Wherehouse are the only national chains engaged in the sale of preowned CD's. Based on publicly available information regarding such companies, the Company believes that CD Warehouse stores currently account for approximately 29% of the estimated 520 chain-based CD reseller stores that operate throughout the United States. Management believes that the market for CD remarketers is fragmented and underserved, and that the Company can increase its market share by expanding the CD Warehouse concept in targeted markets. To accomplish this objective, the Company employs a business strategy that includes the following elements:

   Inventory Management System. The Company considers its inventory management system, which is a proprietary software program, to be essential to the success of its business strategy and the CD Warehouse concept. The program, which has a database in excess of 70,000 titles and includes catalogs from all the major record labels, assists each store in selectively procuring preowned CD's by supplying buying directions for every CD offered. The ability to access this data instantly gives store operators the capability to make an informed decision on every CD presented by a customer for purchase or trade, by reviewing the title's historic sales data, as well as the recommended purchase price that the CD has been assigned by the Company. By scanning each CD (utilizing bar coding capability), the program also includes point-of-sale recording of all transactions, including customer profiles with which mailing lists may be created. Additionally, as each transaction is entered, the program provides for the printing of customer receipts which concurrently compiles inventory by title, including respective costs, selling price and gross profit results. Accordingly, the program can generate reports of comprehensive data for any selected period or any facet of store operations, including sales by title, sales by dollar volume, inventory by title, individual transaction summaries, acquisitions for any period, system adjustments, cash register reconciliation and virtually any other pertinent financial information.

   The Company believes that its inventory management system contributes to more efficient system-wide management of inventory by reducing the need to purchase new titles from music distributors for new store inventories and affording existing stores the opportunity to sell excess inventory. As new stores are developed, opening packages of inventory are assembled by the Company and sold to the franchisees. The demand for inventory by new stores allows existing stores to sell excess inventory. If, for example, it is determined that a store may be overstocked on a particular selection, the Company may purchase the selection and resell it to another unit or as part of the opening inventory of a new store. The Company believes that this is a significant advantage in comparison to its competitors since the Company can review all titles available and source its own system for inventory. Management anticipates as much as 75% of the opening inventory for a new store can be purchased from the current system of CD Warehouse stores. This constant inventory turnover allows existing stores to make a reasonable profit and provide a source of capital while providing an opportunity for the Company to acquire quality inventory to open new stores or update an existing location's inventory.

   The Company currently is developing enhancements of its proprietary software system. These enhancements will include such features as (i) a communication upgrade that will allow all stores to communicate with the Company and with each other, and (ii) an accounting package that will produce a profit and loss statement from the information captured by a store's point-of-sale register.

   Customer Service. The Company emphasizes excellent customer service and seeks to employ, and to sell franchises to, motivated and energetic people. The Company also seeks to foster enthusiasm for its customer service philosophy and the CD Warehouse concept through annual franchise conventions, regional meetings and other frequent contacts with its franchisees and store managers.

   Targeted Expansion. The Company believes that its existing core and developing markets offer significant growth opportunity for both Company-owned and franchised store development. The Company intends to concentrate its expansion of Company-owned stores in markets where it can cluster stores, thereby expanding consumer awareness and creating significant operating, distribution and advertising efficiencies. To increase its penetration of core markets, the Company intends to continue to co-develop markets with franchisees, divide markets among franchisees or divide markets among the Company and franchisees. The Company also intends to cluster its Company-owned stores and franchised stores through the use of area development agreements and its site selection approval process. The Company believes that this approach will result in increased average store sales.

STORE LOCATIONS

   The table below illustrates the location of all CD Warehouse retail stores in the United States, England, France and Venezuela as of December 31, 1997:

DOMESTIC                      FLORIDA                  Sarasota
--------
                              Bradenton                Tallahassee
ALABAMA                       Coral Gables*            Tampa*
Decatur                       Davie                    Venice
Homewood                      Fern Park*
Hoover                        Ft. Lauderdale           GEORGIA
Huntsville                    Ft. Myers                Martinez
Mobile                        Gainesville
                              Jacksonville (2)*        IDAHO
ARKANSAS                      Lake Park                Idaho Falls
Fort Smith                    Naples
Little Rock*                  Neptune Beach*           ILLINOIS
North Little Rock*            North Miami*             Carol Stream
                              Orange Park*             Lombard
COLORADO                      Orlando*                 Palatine
Colorado Springs              Palm Harbor*             Streamwood
Ft. Collins*                  Port Charlotte           Wheaton

IOWA                NEW JERSEY                     Houston (2)
Davenport           Belleville                     Houston - D.S. Shepherd*
Des Moines          Laurel Springs                 Houston  Beechnut*
Sioux City          Northfield                     Irving*
Waterloo                                           Lewisville
                    NEW YORK                       Lubbock
INDIANA             Rockville Centre               Mesquite
Indianapolis        Wantaugh                       Midland*
                                                   North Richland Hills
                    OHIO                           Plano
KANSAS              Boardman                       Rockwall
Overland Park*      Cleveland Heights              Round Rock
Shawnee*            Columbus (2)                   San Angelo
                    Holland                        San Antonio (5)
KENTUCKY            Mayfield Heights               Sherman
Paducah             Miamisburg                     Texarkana
                    Parma Heights                  Waco*
LOUISIANA           Toledo                         Webster*
Baton Rouge*                                       Wichita Falls
Baton Rouge         OKLAHOMA
Bossier City        Edmond*                        UTAH
Kenner              Oklahoma City-North May*       Provo
Lafayette*          Oklahoma City-NW Expressway    St. George
Metarie*            Tulsa - S Sheridan*            Taylorsville
Shreveport          Tulsa - S Peoria
Slidell                                            VIRGINIA
                    PENNSYLVANIA                   Alexandria
MARYLAND            Pittsburgh
Laurel                                             WASHINGTON
                    SOUTH CAROLINA                 Seattle
MISSOURI            Greenville
Arnold                                             WISCONSIN
Ballwin             TENNESSEE                      Appleton
Cape Girardeau      Jackson                        Brookfield
Gladstone*          Memphis                        Kenosha
Independence*                                      Madison
Lee Summit*         TEXAS
Springfield*        Abilene                        INTERNATIONAL
                                                   -------------
St. Louis           Arlington - Cooper Street*
                    Arlington - N Collins          ENGLAND
MONTANA             Austin (3)                     Ealing
Bozeman             Carrollton                     Leeds
Great Falls         College Station*               London
                    Dallas - Montfort*             Watford
NORTH CAROLINA      Dallas (5)
Goldsboro           Denton                         FRANCE
                    Duncanville                    Caen
NEBRASKA            El Paso*
Omaha*              Ft. Worth (2)                  VENEZUELA
                    Garland                        Caracus
                    Grand Prairie

_______________________________

* Indicates Company-owned stores or stores in which the Company owns an equity interest.

EXPANSION STRATEGY

    The first CD Warehouse store opened in Dallas, Texas in August 1992 and, as of December 31, 1997, there were a total of 150 CD Warehouse stores in 29 states, England, France and Venezuela. In 1998, the Company expects to open 30 to 40 new franchised stores and open or acquire 12 to 15 new Company-owned stores. Key elements of the Company's expansion strategy include:

    Aggressive, Balanced Growth. The Company's expansion strategy is to increase the number of franchised stores by selective utilization of Company-owned stores in a particular market area. The Company believes that, in many cases, the Company will be able to take advantage of a promising new location by establishing a Company-owned store when a delay in finding a qualified franchisee might jeopardize the Company's ability to secure the site. Company-owned stores also provide a training ground for Company-owned store and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. However, the cornerstone of the Company's expansion strategy remains the addition of new franchised stores in the system, which enables the Company to expand its system more quickly with no capital investment.

    Name Recognition and New Market Penetration. The Company believes the visibility of its stores at high traffic, Class A, strip shopping centers has generated good name recognition in the areas in which stores currently are located. CD Warehouse stores historically have been concentrated in the Southwest United States, but recent growth has generated a gradual shift outward into adjoining states and scattered parts of the Midwestern and Southeastern United States. The Company's expansion strategy involves initially the building-out of these existing markets and subsequently the further penetration of developing markets through the clustering of both Company-owned and franchised stores. This expansion strategy is designed to take advantage of operational and advertising efficiencies through store clustering within television and other advertising markets, thereby increasing market penetration and consumer awareness. To accelerate penetration of larger markets, the Company intends to continue to co-develop markets with franchisees or divide markets among franchisees, and intends to utilize market co-development where appropriate. In determining which new markets to develop, the Company considers many factors, including the size of the market, demographics, cost of media, population trends, competition and real estate availability and pricing.

    International Franchise Expansion. There are four franchised stores currently operating in England, one in France and one in Venezuela. The Company has entered into a master franchise agreement (the "Worldwide Area Development Agreement") with Mark E. Kane, the founder of CDIL. See Item 12-Certain Relationships and Related Transactions. The Worldwide Area Development Agreement provides for a period of ten years for development of franchise operations worldwide, excluding the United States, Canada and Mexico, and includes a provision which allows the Company, at its option, to purchase Mr. Kane's interest in any franchised operations developed pursuant to the Worldwide Area Development Agreement. The development schedule under the agreement requires that Mr. Kane open 100 stores over the ten year period. The agreement provides that Mr. Kane will pay the Company an amount to be jointly determined between the Company and Mr. Kane on a country-by-country basis, provided that the Company will receive a franchise fee of not less than $3,000 per store, a minimum royalty of 1% of gross sales based on individual store sales volume and 20% of the total fee received from each subfranchisee by Mr. Kane. The Company's intent is to focus its own efforts on developing the CD Warehouse franchise system domestically, and it considers the Worldwide Area Development Agreement an attractive vehicle to utilize the expertise of Mr. Kane to develop the international franchise system. See Item 12 - Certain Relationships and Related Transactions.

    Consideration of Acquisitions. Concurrently with the Offering, the Company acquired the interests of MacDonald, the then largest CD Warehouse franchisee. The Company intends to pursue the acquisition of other local and regional preowned music retailers to implement its strategy of building out current markets and establishing itself in new target markets that may be concurrently developed by the Company as well as franchised stores.

    New Store Concept. The Company is investigating the need for a new, consistent appearance, both externally and internally, for all units. A prototype unit, which will be a Company-owned store, will open in March 1998 in Norman, Oklahoma. This store will carry slightly more inventory (18,000 titles) than is currently carried by existing CD Warehouse stores (10,000 5o 16,000 titles) and will utilize updated decor and lighting schemes. The Company believes that it can derive greater profits by offering a larger variety in both new and preowned CD titles. Based on the success of the prototype, a uniform, low cost remodel plan will be devised for the system as a whole.

OPERATIONS

   Acquisition of Preowned CD's. A key component of the CD Warehouse concept is to accept as a trade or buy for cash selected CD's from customers; accordingly, the Company obtains a significant portion of its preowned CD inventory primarily from within the system itself. Additionally, utilizing its inventory management system, which is a proprietary program, the Company affords existing stores the opportunity to sell excess inventory. As new stores are developed, opening packages of inventory are assembled by the Company and sold to the franchisees. The demand for inventory by new stores allows existing stores to sell excess inventory. If, for example, it is determined that a store may be overstocked on a particular selection, the Company may purchase the selection and resell it as part of the opening inventory of a new store. The Company believes that this is a significant advantage in comparison to its competitors since the Company can review all titles available and source its own system for inventory. As much as 75% of the opening inventory for a new store can be purchased from the current system of CD Warehouse stores. This constant inventory turnover allows existing stores to make a reasonable profit and provide a source of capital while providing an opportunity for the Company to acquire quality inventory to open new stores or update an existing location's inventory.

   Purchasing of New CD's, Other Point-of-Sale Items and Store Fixtures. For new music releases, the Company contracts with six major industry CD suppliers (Sony Music; Warner/Elektra/Atlantic Corp. (subsidiary of Time Warner); BMG Music (subsidiary of Bertelsman); MCA, Inc. (subsidiary of Matsushita); PolyGram (subsidiary of Philips); and CEMA (subsidiary of Thorn-EMI) to provide the necessary access to new titles. As these new releases become available, the Company reviews all titles and determines what specific releases will be acquired for sale to the system. The Company then provides a weekly sales program to franchisees and Company-owned stores consisting of available inventory. This program includes new releases, catalog titles (i.e., Elvis Presley, Pink Floyd, movie soundtracks, etc.), preowned titles and various point of sale and merchandising items. The Company negotiates with venders on behalf of the system for inventory display racks, lighting and related products which are then shipped directly from the manufacturers to the individual stores.

   As the system grows, the Company believes that additional quantity discounts can be negotiated with the respective equipment and product suppliers. The Company maintains its own distribution facility to provide its franchise and Company-owned stores with available new and preowned CD's.

MARKETING AND ADVERTISING

   The Company provides new stores with certain pre-opening items and point-of-sale materials. Additional point-of-sales materials are available to all stores at no cost from the record companies. Pursuant to the franchise agreement, which provides for each store to spend 2.5% of sales specifically on advertising, each CD Warehouse franchisee currently conducts its own marketing and advertising activities independently through newspapers and radio. In May 1997, the Company was instrumental in the formation of an advertising co-op in Dallas, Texas. All CD Warehouse stores in the Dallas, Texas trade area formed the co-op and agreed to contribute to the co-op 1.25% of sales on a monthly basis. The co-op meets monthly to determine how the co-op funds will be utilized to promote the sales of music in the Dallas market area. During 1998, the Company anticipates the activation of a system-wide advertising fund (the "SAF"). The SAF will have the primary purpose of promoting the national awareness of the brand name "CD Warehouse." The Company expects that the SAF will become the primary creative and production vehicle for all marketing efforts within the CD Warehouse system. RANCHISING PROGRAM

   General. As of December 31, 1997, there were a total of 150 CD Warehouse stores in 29 states, England, France and Venezuela. The Company expects to open 30 to 40 new franchised stores by the end of 1998. However, there can be no assurance that all of these stores will be opened or that the development schedule set forth in each area development agreement will be achieved. Pursuant to the terms of existing area development agreements, a total of 42 stores are committed to be opened over the next two years.

   The Company's franchise agreement provides the franchisee the right to use or be provided, as the case may be, the Company's trade names, service marks and trademarks; design plans, color schemes, signs and fixtures for store premises; buying and selling guidelines; computerized inventory management system; initial inventory, operations and financial control guidelines; initial management training; and advertising assistance.

   The following table sets forth the number of CD Warehouse stores opened and closed since the inception of the CD Warehouse franchise system:

                        1992   1993     1994    1995    1997    1996    TOTAL
                        ----   ----     ----    ----    ----    ----
          Opened         2      17       51      36      24       50     180

          Closed         0       0        3       7       7       13      30
                                                                         ---
                    Open at December 31, 1997                            150
                                                                         ===


   The 1997 activity set forth above includes the opening of ten Company-owned stores (seven new and three acquired from non-franchisees) of which two were closed by year end. The above activity does not reflect the conversion of five franchised stores to Company-owned stores.

   Franchise Sourcing and Selection. The majority of new franchises are individuals responding to advertisements in national publications such as Entrepreneur Magazine and Successful Franchising. Various publications also publish articles or rankings of top-selling franchises (e.g., in November 1997, CD Warehouse was listed in "The Franchise Gold 100" by Success magazine), which also elicit inquiries from potential franchisees. Franchisees are approved by the Company on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with the Company's operating philosophy.

   Franchise Marketing Program. The Company's franchise marketing program seeks to attract prospective franchisees with management experience, a minimum level of net worth and strong interest in the retail music business. The Company markets its franchise opportunities by advertising in selected business magazines and franchise-oriented publications. Each inquiry is responded to and an initial determination is made as to the prospect's qualifications to become a CD Warehouse franchisee. Once an inquiry is received, the prospect is mailed the Company's brochure and marketing materials. The inquiry is then followed up on within a period of two weeks.

   The Company has established a home page via the Internet (World Wide Web) that will provide detail on the franchise opportunities presented by operating a CD Warehouse store. The Company's homepage can be accessed at http://www.cdwarehouse.com/.

   Training and Support. The Company's philosophy is one of service and commitment to its system. Each franchise owner/operator and each company store manager is required to complete a comprehensive training program in store operation and management. Topics covered in the training course include the Company's philosophy of store operation and management, customer service, merchandising, marketing, pricing, inventory and cost control, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, trainees are provided with a complete orientation to Company operations by meeting with members of the senior management of the Company. Training continues through the opening of the store, where Company field personnel assist and guide the franchisee in all areas of operation.

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

   Under the current form of domestic franchise agreement, which became effective March 26, 1997, franchisees generally pay the Company (i) an initial franchise fee of $15,000, (ii) royalties equal to 5% of monthly gross sales and
(iii) a marketing fee equal to 2.5% of monthly gross sales. CD Warehouse franchisees existing prior to January 27, 1997 (the date of the CDIL Acquisition), who enter into a franchise agreement for a new location on or prior to December 31, 1998, will pay the Company (i) an initial franchise fee of $6,000; (ii) royalties equal to 5% of monthly gross sales and (iii) a marketing fee equal to 2.5% of monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of CD Warehouse stores only in the immediate vicinity of their stores.

   The franchise agreement requires franchisees to purchase from the Company certain proprietary software and the store's initial inventory, and to comply with the Company's procedures of operation, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect from time to time for the CD Warehouse system. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice which in the judgment of the Company is likely to adversely affect the CD Warehouse system. The Company's ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations.

   The franchise agreement prohibits the transfer or assignment of any interest in a franchise without the prior written consent of the Company. The franchise agreement also gives the Company a right of first refusal to purchase any interest in a franchise if a proposed transfer would result in a change of control of that franchise. The refusal right, if exercised, would allow the Company to purchase the interest proposed to be transferred under the same terms and conditions and for the same price as offered by the proposed transferee.

   The term of each franchise agreement is ten years, and franchisees generally have the right to renew for an additional ten-year term. All of the franchise agreements assigned to the Company in connection with the CDIL Acquisition will expire between 2002 and 2006.

   UNIT ECONOMICS. The Company believes that future CD Warehouse stores can be opened for an initial investment of $88,000 to $113,000. The estimated initial investment is comprised of the following:

                                                             MINIMUM   MAXIMUM
                                                             -------   -------
          Franchise Fee............................         $  6,000  $ 15,000
          Inventory................................           45,000    55,000
          Leasehold Improvements...................            9,500    11,500
          Proprietary Software.....................            1,500     1,500
          Signage (exterior and interior)..........            5,500     7,000
          Fixtures and equipment...................            9,000    10,000
          Lease and utility deposits...............            1,500     3,000
          Initial working capital..................           10,000    10,000
                                                              ------    ------
                 Total.............................         $ 88,000  $113,000
                                                              ======   =======


   Management believes that a key indicator of the success of a franchise location is the sales to capitalization ratio. That ratio is defined as the annual sales revenue generated by the business divided by the capitalization costs to open the business. For the year ended December 31, 1997, average unit sales on a comparable basis were $306,000. Based on an average initial estimated capitalization of $100,000, the sales to capitalization ratio to open a new CD Warehouse store is 3.06 to 1.

   Franchise Financing. Typically, franchisees obtain their own sources of financing and do not require the Company's assistance. However, the Company in March 1997 executed an agreement with Berthel Fisher Leasing Company, Inc. ("Berthel Fisher"), pursuant to which Berthel Fisher agreed to provide up to an aggregate $1 million of equipment, furniture and fixtures financing to new franchisees. Although the Company paid $20,000 to Berthel Fisher as a commitment fee to have the credit available, it is not a guarantor or otherwise a party to any financing arrangement between a franchisee and Berthel Fisher.

COMPANY STORE PROGRAM

   Prior to 1997 the Company was not involved in the operation of retail stores. Pursuant to the MacDonald Acquisition, the Company began operating and/or managing retail stores. During 1997, the Company opened and/or acquired 13 stores. During 1998, the Company intends to open or acquire 12 to 15 new stores.

   Company-owned stores permit market penetration, or seeding, in the absence of an immediately viable multi-location franchise operator. Company stores provide an opportunity to continually refine the Company's standard store model in order to respond to market dynamics. Variations in inventory mix, ancillary product offerings, and marketing and sales techniques can be tested and refined before implementation throughout the system.

   Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See Item 1--Description of Business. The Company's Director of Company Store Operations and his staff regularly visit Company-owned stores to ensure compliance with Company standards and procedures and to provide advice and support.

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

   The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws that regulate the offer and sale of franchises. The FTC has adopted a rule that requires franchisors to make certain disclosures to prospective franchise owners prior to the offer or sale of franchises. This rule requires the disclosure of information necessary for a franchise owner to make an informed decision as to whether to enter into a franchise relationship and delineates the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act. Additionally, numerous states have in recent years adopted laws regulating franchise operations and the franchisor-franchisee relationship, and similar legislation is pending in Congress and several other states. Existing laws and pending proposals vary from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating the establishment and termination of franchise relationships. These laws generally apply to both area and individual franchises. Although the foregoing matters may result in some modification in the Company's franchising activities and some delays or failures in enforcing certain of its rights and remedies under certain area or individual franchise agreements, such modifications, delays or failures have not had a material adverse effect on the Company's operations or business. However, the law applicable to franchise operations and relationships is still developing, and the Company is unable to predict the effect, if any, on its operations of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to the franchise industry. While it is difficult to assess potential effects of federal and state legislation in the U.S. or new international laws that may impact the industry, the Company does not anticipate any material adverse effects from such legislation or laws at this time.

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

   According to the RIAA, CD sales in the United States were over $9.92 billion in 1997. The Company has various competitors in the industry which sell new recordings and music related merchandise. These companies vary from those who are specialty music stores in malls (such as Musicland and Camelot) and those who utilize free-standing buildings (such as Blockbuster Music and Wherehouse Records). Empirical studies conducted by the Company indicate that companies in mall locations typically charge $15.99 to $17.99 for their front-line CD products. Those in free-standing buildings generally have much larger facilities (between 12,000 to 20,000 square feet). Their selling price for front-line items range between $13.99 and $15.99, with the latest top 20 releases on sale for $11.99 to $13.99 per CD. None of these "superstores" sell preowned music except for Wherehouse Records, which has generally offered an inventory of preowned CDs in less than 500 square feet of space with limited selections.

   Other retailers offering music include major national discount stores, including Wal-Mart, K-Mart and Target stores. These national discounters maintain a very small number of new music titles while offering no preowned music. Their pricing will typically vary from $11.99 to $13.99 per item in approximately 1,000 square feet of space. In another category are the multi-media electronic stores (such as Best Buy and Circuit City), which have generally utilized approximately 1,000 square feet of space and discount their new releases from $9.99 to $12.99 per item.

   The CD Warehouse system competes currently with one other national company specializing in the sale of preowned CD's. Disc-Go-Round(R) is a Minneapolis-based company owned by Grow Biz International, Inc., a franchisor of several other concepts including Play It Again Sports. Disc-Go-Round(R) maintains smaller quantities of preowned inventory than does CD Warehouse. Both CD Warehouse and Disc-Go-Round(R) sell preowned CD's at $6.00 to $9.00 and new releases at $10.99 to $12.99, as compared to Best Buy and Circuit City prices of new CD's which range generally from $9.99 to $12.99 per selection. Grow Biz International, Inc.'s year-end earnings release dated February 27, 1998 indicates that, at December 27, 1997, there were 135 units in the Disc-Go-Round(R) system, as compared to 150 units in the CD Warehouse system.

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

TRADEMARKS AND SERVICE MARKS

   The Company has registered the name "CD Warehouse" with the United States Patent and Trademark Office. In 1997 the Company also registered its service mark and copyright for, respectively, its proprietary software system and the phrase, "The Future of Music." The Company believes that its trademark, service mark and copyright have significant value and are important to its marketing efforts.

EMPLOYEES

   The Company as of March 12, 1998 employs 40 full-time and 40 part-time employees. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

   The Company's principal executive offices are located at 1204 Sovereign Row, Oklahoma City, OK 73108. The total facility is approximately 11,000 square feet and is held under a 60 month lease with a monthly lease payment of $6,420. The expiration date of the lease is August 31, 2002. Approximately 6,500 square feet is used for administrative purposes and the balance of the space is utilized as a warehouse.

ITEM 3.  LEGAL PROCEEDINGS.

   From time to time, the Company may be involved in litigation relating to claims arising out of its normal business operation. The Company believes that such litigation should not have a material adverse effect on the Company's financial position.

   In September 1997, the Company brought an action in the District Court of Dallas County, Texas against Grow Biz International, Inc. ("GBI") and Clarence Gladden ("Gladden"), believed by the Company to be the head of GBI's franchise sales operations. GBI's subsidiary, Disc Go Round(R), is a competitor of the Company. The Company alleges that Gladden, acting on behalf of GBI, acquired proprietary information of the Company under the pretext that he wished to become a franchisee of the Company. The Company alleges fraud, misappropriation of trade secrets and unfair competition, and seeks monetary damages sufficient to compensate the Company for its injuries and punitive damages.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock began trading on the NASDAQ Small Cap Market System on January 22, 1997, under the symbol "CDWI". The following table sets forth, for the periods indicated, the high and low sale price per share for the Company's Common Stock:

                         Year Ended December 31, 1997
                         ----------------------------
                             High            Low
                         -------------  -------------
       First Quarter            $5 1/2         $3 5/8
       Second Quarter           $4 1/2         $2 1/2
       Third Quarter            $4 3/8         $2 3/4
       Fourth Quarter           $    5         $3 5/8

   At March 9, 1998, there were approximately 53 registered holders of record of the Common Stock.

   The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for the continued expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

   The following sets forth certain information regarding sales of securities of the Company issued within the past three years which were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act").

   The Company was organized as a Delaware corporation in September 1996. The initial subscribing stockholders, who each subscribed on September 5, 1996, were Jerry W. Grizzle, for 230,000 shares of Common Stock; Matthew Grizzle (Mr. Grizzle's son), under the Uniform Transfers to Minors Act ("UTMA"), for 10,000 shares of Common Stock; Brittany Grizzle (Mr. Grizzle's daughter), under the UTMA, for 10,000 shares of Common Stock; Gary D. Johnson, for 75,000 shares of Common Stock; and Doyle E. Motley, for 25,000 shares of Common Stock. Each of such stockholders paid a purchase price of $1.00 per share for the Common Stock thus purchased.

   The Company entered into a subscription agreement on October 1, 1996 with Mark E. Kane for the sale to him of 350,000 shares of Common Stock, at a purchase price of $1.00 per share. Because payment of the subscription price was conditioned upon the successful completion of the Offering, the 350,000 shares of Common Stock were issued, and the subscription price was paid, on January 27, 1997, the closing date of the Offering. Additionally, in connection with the closing of the MacDonald Acquisition, on January 27, 1997, Bruce D. MacDonald was issued an aggregate of 80,000 shares of Common Stock, valued for purposes of the transaction at $5.00 per share (which was equal to the initial public offering price of the Common Stock in the Offering).

   Effective January 1, 1998, the Company purchased the assets of a franchisee, ZDTMAC, a general partnership. A portion of the purchase price was paid by the issuance to the general partners of ZDTMAC (or to the equity owners of such general partners) of 100,000 shares of restricted Common Stock of the Company, valued for purposes of the acquisition at $3.625 per share.

   No sales commissions were paid in connection with the stock issuances. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

STATEMENTS OF OPERATIONS

   The following table sets forth the Company's results of operations for the year ended December 31, 1997, and the combined unaudited pro forma historical results of operations for the year ended December 31, 1996, of the CDIL Acquisition and the MacDonald Acquisition consummated by the Company on January 27, 1997. The historical information has been adjusted to eliminate operations retained by CDIL and to provide charges for executive compensation, amortization of goodwill relating to the above acquisitions and income taxes as explained below. The information should be read in conjunction with the historical Financial Statements included elsewhere in this document.

                                                                    YEARS ENDED DECEMBER 31,
                                                                   -------------------------
                                                                       1997          1996
                                                                   ------------  ------------
                                                                                 (Predecessor)
                                                                                 Pro Forma)(1)
                                                                 (in thousands except share data)
Revenues:

     Retail store sales.................................          $    3,352     $      241
     Wholesale merchandise sales........................               3,903          3,469
     Software income, net...............................                  61              7
     Royalty income.....................................               1,394          1,201
     Management fees....................................                 116              -
     Franchise and development fees.....................                 263             88
                                                                   ---------     ----------
        Total revenues..................................               9,089          5,006

Operating costs and expenses:

     Cost of sales  retail store sales..................               1,999            150
     Cost of sales  wholesale merchandise sales.........               3,608          3,277
     Retail store operating expenses....................               1,226             69
     General and administrative (2).....................               1,510          1,095(2)
     Depreciation and amortization......................                 239            193(2)
     Minority interest in partnership income............                  40              -
                                                                   ---------     ----------
        Total operating costs and expenses..............               8,622          4,784
                                                                   ---------     ----------
Operating income........................................                 467            222
Other income, net.......................................                 149             48
Income before provision for  income taxes..............                  616            270(2)
Provision for income taxes.............................                  230             94(2)
                                                                   ---------      ---------
Net income.............................................           $      386     $      176(2)
                                                                   =========      =========
Net income per share of common stock...................           $      .23     $      .10
                                                                   =========      =========
Shares used in computation.............................            1,714,790      1,820,000
                                                                   =========      =========

_______________________

Pro forma adjustments to December 31, 1996 historical amounts:

(1) Operations retained by CDIL have been eliminated from the combined information presented above.

(2) General and administrative expense presented above includes charges for executive compensation of $280,000, based on executive compensation paid during the year ended December 31, 1997.

     The information presented above has been prepared assuming the Offering and resulting acquisition of the assets comprising the CDIL Acquisition and the assets comprising the MacDonald Acquisition were completed on January 1, 1996, resulting in additional amortization of goodwill of $180,000 for the year ended December 31, 1996.

     The provision for income taxes is based on a rate of 34% applied to pro forma income before income tax.

OVERVIEW

  The Company was formed in September 1996 to acquire the franchise operations of CDIL, a Texas limited partnership which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. At December 31, 1997, there were 144 domestic units operating in 29 states and 6 international units operating in England, France and Venezuela.

  Simultaneously with the closing of the Offering on January 27, 1997, the Company acquired the CDIL Assets, consisting primarily of CDIL's rights as franchisor in the various franchise agreements to which it was a party, for a purchase price of $3.2 million. In a related transaction (the "MacDonald Acquisition"), which also occurred simultaneously with the closing of the Offering, the Company acquired the equity interest of MacDonald, the then largest CD Warehouse franchisee, in 36 franchised CD Warehouse stores. Pursuant to the MacDonald Acquisition, the Company acquired 100% ownership of one store and minority equity interests (including MacDonald's interest as a managing general partner or limited liability company manager) in the other 35 franchised stores in which MacDonald had an interest. Effective December 30, 1997, the Company sold back to MacDonald the Company's various ownership interests in nine partnerships, for an aggregate consideration of $169,807. The partnerships, which act as franchisees of the Company, operate nine CD Warehouse stores. Pursuant to the sale, MacDonald assumed the Company's interest in the partnerships, which will continue as CD Warehouse franchisees

  The following discussion and analysis reviews the combined operating results, as adjusted below, of the CDIL Acquisition and the MacDonald Acquisition (collectively, the "Predecessor") for the year ended December 31, 1996, and the activity relating to the operations of the Company for the year ended December 31, 1997, which includes activity relating to the operations of the CDIL Assets and the MacDonald Acquisition for the period subsequent to January 27, 1997. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements.

              [The balance of this page intentionally left blank]

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                       Years Ended December 31,
                                                     ------------  -------------
                                                         1997          1996
                                                     ------------  -------------
REVENUES:
     Retail store sales............................      36.9%          4.8%
     Wholesale merchandise sales...................      42.9%         69.3%
     Software income, net..........................        .7%           .2%
     Royalty income................................      15.3%         24.0%
     Management fees...............................       1.3%            -
     Franchise and development fees................       2.9%          1.7%
                                                     --------      --------
       Total revenues..............................     100.0%        100.0%

COST AND EXPENSES:
     Cost of sales  retail store sales (1).........      59.6%         62.2%
     Cost of sales  wholesale  merchandise
       Sales(2)....................................      92.5%         94.5%
     Retail store operating expenses (1)...........      36.6%         28.6%
     General and administrative                          16.6%         21.9%
     Depreciation and amortization                        2.6%          3.9%
     Minority interest in partnership income               .4%            -

OPERATING INCOME...................................       5.1%          4.4%

NET INCOME.........................................       4.2%          3.5%

_______________________

(1)  As a percentage of sales from retail store sales.
(2)  As a percentage of wholesale merchandise sales.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

  As discussed above, the Company acquired the operations of the Predecessor on January 27, 1997. Therefore, the results of operations for the year ended December 31, 1997 only include activity relating to the operations acquired from the Predecessor from January 27 through December 31, 1997, compared to January 1 through December 31, 1996.

  Revenues

  Retail store sales increased $3,111,000 to $3,352,000 for the year ended December 31, 1997, compared to $241,000 for the year ended December 31, 1996. The increase in retail store sales was the result of having thirteen Company-owned and three majority-owned stores in operation during the year ended December 31, 1997, compared to only one Company-owned store during the same period in 1996.

  Wholesale merchandise sales increased $434,000, or 13%, to $3,903,000 for the year ended December 31, 1997, compared to $3,469,000 for the same period in 1996. The increase was due to the larger number of operating stores in the system, which increased from 113 stores at December 31, 1996 to 150 stores at December 31, 1997 (134 franchise stores, 13 Company-owned stores and 3 majority-owned stores). Wholesale merchandise sales for the year ended December 31, 1997 also included approximately $200,000 of "new catalog" product, which was introduced into the system in March 1997. Wholesale merchandise sales for the year ended December 31, 1997 also included the sales of the opening inventory of up to 50 new stores compared to the only 24 new stores opened during the year in 1996.

Wholesale merchandise sales to Company-owned stores and majority-owned stores of $1,020,000 for the year ended December 31, 1997 have been eliminated in the consolidated financial statement presented herein.

   Royalty income increased $193,000 to $1,394,000 for the year ended December 31, 1997, compared to $1,201,000 for the same period in 1996. Again, the increase was due to the increased number of operating franchised stores, which numbered 134 at December 31, 1997, compared to 113 at December 31, 1996. In addition, same store sales for the year ended December 31, 1997 increased 14% while monthly average store sales increased from $21,949 for the year ended December 31, 1996 to $25,467 for the same period in 1997. System wide sales for the year ended December 31, 1997 were $36,495,000, compared to $27,282,000 for the previous year. Retail store sales of Company-owned stores and majority-owned stores included in the above system wide sales were $3,352,000 and $241,000, respectively.

   Management fees relate to the Company's management of certain franchised stores in which the Company acquired a minority interest as a result of the MacDonald Acquisition discussed herein. No management fees were recognized for the year ended December 31, 1996.

   Franchise and development fees increased $175,000 to $263,000 for the year ended December 31, 1997, compared to $88,000 for the same period in 1996. The increase was due to the increased number of franchised stores opened during 1997
(40) as compared to 1996 (24), as well as an increase in franchise fees, which increased from $6,000 to $15,000 for new franchisees.

   Costs and Expenses

   Cost of sales for retail store sales increased $1,849,000 for the year ended December 31, 1997, compared to the same period in 1996. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 60% of sales for the year ended December 31, 1997, compared to 62% for the year ended December 31, 1996. The 2% reduction in cost of sales was due to improved purchasing of both new and used merchandise and the cost savings associated with operating multiple stores in 1997 compared to only one store in 1996.

   Costs of sales for wholesale merchandise increased $331,000, or 10%, to $3,608,000 for the year ended December 31, 1997, compared to $3,277,000 in 1996. The increase is consistent with the increase in sales. Cost of sales was 92% of sales for the year ended December 31, 1997, compared to 94% in 1996. The reduction in Cost of Sales was due to improved purchasing power and better profit margins on "new catalog" products introduced into the system in March 1997.

   Retail store operating expenses increased $1,157,000 to $1,226,000 for the year ended December 31, 1997, compared to $69,000 for the year ended December 31, 1996. The increase is due to the increase of Company-owned and majority-owned stores discussed above. Retail store operating expense was 29% of retail store revenue for the year ended December 31, 1996, compared to 37% of retail store revenue for the same period in 1997. This increase was due primarily to start up costs of the twelve new Company stores, which were expensed during the year ended December 31, 1997, compared to the one established store opened during the comparable period in 1996.

   General and administrative expenses increased by $415,000 to $1,510,000 for the year ended December 31, 1997, compared to $1,095,000 (on a pro forma basis) for the year ended December 31, 1996. This increase resulted from increased costs associated with the transition after the acquisitions and Offering discussed above, relocation of the Company to Oklahoma City, Oklahoma, additional costs of operating the new facility (which is 175% larger than the facility previously occupied in Dallas, Texas) and expenses relating to the management of certain franchised stores discussed above.

   Depreciation and Amortization

   Depreciation and amortization increased $46,000 to $239,000 for the year ended December 31, 1997, compared to $193,000 (on a pro forma basis) for the comparable period in 1996. This was primarily due to the addition of twelve Company-owned stores and three majority-owned stores in 1997.

   Net Income

   Net income increased $210,000, or 119%, to $386,000 for the year ended December 31, 1997, compared to $176,000 (on a pro forma basis) for the same period ended December 31, 1996. The increase in net income was due to the increase in the number of operating stores discussed above, cost savings associated with increased purchasing power and the increase in franchise and development fees for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1997, the Company had working capital of $1,931,000 and cash and cash equivalents aggregating $1,122,000, compared to a negative working capital of $95,000 and cash and cash equivalents of $15,000 at December 31, 1996. Net cash used for operating activities was $129,000 for the year ended December 31, 1997, compared to net cash provided by operating activities of the Predecessor of $765,000 for the year ended December 31, 1996. The increased use of cash by operating activities relates to (i) the opening of twelve new Company stores (five new, four acquired from franchisees, and three acquired from non-franchisees), (ii) increasing merchandise inventory and (iii) the overall increase in system growth.

   Net cash used for investing activities for the year ended December 31, 1997, was $3,482,000, compared to net cash provided by investing activities of $61,000 by the predecessor for the same period in 1996. The significant use of cash for investing activities in 1997 related to the CDIL Acquisition on January 27, 1997 and the opening of Company-owned stores.

   Net cash provided from financing activities was $4,718,000 for the year ended December 31, 1997, compared to net cash used for financing activities of $509,000 for the year ended December 31, 1996. The net cash provided from financing activities in 1997 related to the Offering and the collection of a stock subscription in the amount of $350,000. The net cash used in financing activities by the predecessor for the year ended December 31, 1996 related to distributions of $509,000 to partners of CDIL.

   In February 1998, the Company finalized a $500,000 Line of Credit and $500,000 Term Loan Agreement with Merrill Lynch Business Financial Services, Inc. Amounts borrowed under either the Line of Credit or Term Loan will bear an interest rate equal to the sum of 3.1% and the thirty-day Commercial Paper Rate. As of the date of this Report, no funds have been borrowed under either facility. It is the Company's opinion that the current working capital at December 31, 1997, combined with amounts available under the two credit agreements, will be sufficient to support the ongoing activities of the Company (including the capital needed to open Company stores in 1997) for the foreseeable future.

OTHER MATTERS

   The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its franchisees or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ITEM 7.  FINANCIAL STATEMENTS.

     The consolidated financial statements of the Company and its predecessor, CDIL, are incorporated by reference from pages F-1 through F-50 of the attached Appendix, and include the following:

1.   Historical Financial Statements:

     (a)  Financial Statements of CD Warehouse, Inc.

               (1)  Report of Independent Auditors
               (2)  Consolidated Balance Sheet at December 31, 1997
               (3) Consolidated Statements of Operations for the year ended December 31, 1997 and for the period from September 5, 1996 (inception) to December 31, 1996
               (4) Consolidated Statements of Stockholders' Equity for the year ended December 31, 1997 and for the period from September 5, 1996 (inception) to December 31, 1996
               (5) Consolidated Statement of Cash Flows for the year ended December 31, 1997 and for the period from September 5, 1996 (inception) to December 31, 1996
               (6)  Notes to Consolidated Financial Statements

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

2. Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1996

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no material disagreements between the Company and its independent accountants on accounting and financial disclosure matters which are required to be reported under this Item for the period for which this Report is filed.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

     The information required will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-50.

     (2) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

 Exhibit
 Number                                Name of Exhibit
 ------                                ---------------

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

     3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

     4.1 Specimen Certificate of the Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

     4.2 See Articles IV and VIII of the Company's Certificate of Incorporation and Article II of the Company's Bylaws (filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

     4.3 Form of Warrant Agreement between the Company and the Underwriters (filed as Exhibit 4.3 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

     4.4 WCMA(R) Note, Loan and Security Agreement dated as of December 4, 1997, between the Company and Merrill Lynch Business Financial Services Inc. (filed as Exhibit 10.1 to the Company's Form 8-K dated February 10, 1998 and incorporated herein by reference)

     4.5 Term WCMA(R) Loan and Security Agreement dated as of November 28, 1997, between the Company and Merrill Lynch Business Financial Services Inc. (filed as Exhibit 10.2 to the Company's Form 8-K dated February 10, 1998 and incorporated herein by reference)

 Exhibit
 Number                                Name of Exhibit
 ------                                ---------------

     4.6 1996 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

    10.1 Employment Agreement by and between the Company and Grizzle (filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

    10.2 Employment Agreement by and between the Company and Johnson (filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

    10.4 Employment Agreement by and between the Company and Motley (filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

    10.5 Finders and Release Agreement, dated as of September 3, 1996, by and among the Company; Grizzle; CDI Acquisition JV, a Texas joint venture; and CD Partners JV, a Texas joint venture (filed as Exhibit 10.5 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

    10.6 Asset Purchase Agreement, dated as of October 1, 1996, by and among Compact Discs International, Ltd., Kane and the Company (included herein as Exhibit 2.1)

    10.7 Asset Purchase Agreement, dated as of October 10, 1996, by and between MacDonald and the Company (included herein as Exhibit 2.2)

    10.8 Assignment and Assumption Agreement, dated as of October 10, 1996, by and between MacDonald and the Company (included herein as Exhibit 2.3)

    10.9 WCMA(R) Note, Loan and Security Agreement dated as of December 4, 1997, between the Company and Merrill Lynch Business Financial Services Inc. (included herein as Exhibit 4.4)

   10.10 Term WCMA(R) Loan and Security Agreement dated as of November 28, 1997, between the Company and Merrill Lynch Business Financial Services Inc. (included herein as Exhibit 4.5)

   10.11 Form of Franchise Agreement (filed as Exhibit 10.10 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

   10.12 Form of Lockup Agreement (filed as Exhibit 10.11 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

   10.13 Form of Partnership Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

   10.14 Form of Development Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

   10.15 Lease Agreement dated April 17, 1997 by and between Will Rogers Service Center Phase IV Associates and CD Warehouse, Inc. (filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 and incorporated herein by reference)

 Exhibit
 Number                                Name of Exhibit
 ------                                ---------------

   10.17 Agreement dated December 30, 1997, by and between Compact Discs Management, Inc. and Bruce D. MacDonald (filed as Exhibit 10.1 to the Company's Form 8-K dated January 1, 1998 and incorporated herein by reference)

   10.18 Asset Purchase Agreement dated as of January 1, 1998, by and among the Company; ZDTMAC; Compact Discs Management, Inc.; Texas ZDT Management, Ltd.; and the general and limited partners of Texas ZDT Management, Ltd. (filed as Exhibit 10.2 to the Company's Form 8-K dated January 1, 1998 and incorporated herein by reference)

    21.1 List of subsidiaries (filed as Exhibit 21.1 to the Company's Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)

   27.1*  Financial Data Schedule

       *  Filed herewith.

(b) No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1997.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 12, 1998                    CD WAREHOUSE, INC.,
                                  a Delaware corporation



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


            NAME AND TITLE                                     DATE
            --------------                                     ----


/s/ Jerry W. Grizzle                                        March 12, 1998
----------------------------------------------
Jerry W. Grizzle
   Chairman of the Board of Directors;
   President and Chief Executive Officer


/s/ Gary D. Johnson                                         March 12, 1998
----------------------------------------------
Gary D. Johnson
   Executive Vice President; Chief Operating
    Officer; Director


/s/ Doyle E. Motley                                         March 12, 1998
----------------------------------------------
Doyle E. Motley
   Sr. Vice President, Chief Financial Officer,
   Secretary and Treasurer


/s/ Christopher  M. Salyer                                  March 12, 1998
----------------------------------------------
Christopher  M. Salyer
   Director


/s/ Ronald V. Perry
----------------------------------------------              March 12, 1998
Ronald V. Perry
   Director

                                  APPENDIX A

                              CD Warehouse, Inc.

                         INDEX TO FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                                                                                          PAGE
                                                                                          ----
1.  Historical Financial Statements:

    (a) Financial Statements of CD Warehouse, Inc.

        (1)  Report of Independent Auditors.............................................. F-2
        (2)  Consolidated Balance Sheet at December 31, 1997............................. F-3
        (3)  Consolidated Statements of Operations for the year ended December
             31, 1997 and for the period from September 5, 1996 (inception) to
             December 31, 1996........................................................... F-4
        (4)  Consolidated Statements of Stockholders' Equity for the year ended
             December 31, 1997 and for the period from September 5, 1996
             (inception) to December 31, 1996............................................ F-5
        (5)  Consolidated Statements of Cash Flows for the year ended December
             31, 1997 and for the period from September 5, 1996 (inception) to
             December 31, 1996........................................................... F-6
        (6)  Notes to Consolidated Financial Statements.................................. F-8

    (b) Financial Statements of Compact Discs International, Ltd.

        (1)  Independent Auditors' Report................................................ F-21
        (2)  Balance Sheet at December 31, 1996.......................................... F-22
        (3)  Statement of Income for the year ended December 31, 1996.................... F-24
        (4)  Statement of Partners' Capital for the year ended December 31, 1996......... F-26
        (5)  Statement of Cash Flows for the year ended December 31, 1996................ F-27
        (6)  Notes to Financial Statements............................................... F-29

2.  Pro Forma Combined Condensed Statement of Operations for the year ended
    December 31, 1996.................................................................... F-35

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders
CD Warehouse, Inc.

We have audited the accompanying consolidated balance sheet of CD Warehouse, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from September 5, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD Warehouse, Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for the year then ended and for the period from September 5, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.



                                    ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 27, 1998

                              CD Warehouse, Inc.

                          Consolidated Balance Sheet

                                                                                  December 31,
                                                                                      1997
                                                                               ----------------
ASSETS
Current assets:
 Cash and cash equivalents                                                           $1,122,233
 Accounts receivable, net of allowance for doubtful accounts of $35,000                 517,248
 Merchandise inventory                                                                1,725,699
 Prepaid expenses and other                                                              53,816
                                                                               ----------------
Total current assets                                                                  3,418,996

Furniture, fixtures and equipment, net (Note 3)                                         499,845
Investment in unconsolidated partnerships                                                 6,009
Intangibles and other assets, net (Note 4)                                            3,438,299
                                                                               ----------------
Total assets                                                                         $7,363,149
                                                                               ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                    $1,107,669
 Accrued liabilities                                                                     85,438
 Advances and deposits                                                                   90,000
 Income taxes payable                                                                   205,000
                                                                               ----------------
Total current liabilities                                                             1,488,107

Deferred income taxes                                                                    25,000
Minority interest in partnerships                                                        97,398
Commitments (Note 7)

Stockholders' equity (Note 6):
 Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued
 Common stock, $.01 par value; 10,000,000 shares authorized, 1,820,000 shares
  issued and outstanding                                                                 18,200

 Additional paid-in capital                                                           5,348,543
 Retained earnings                                                                      385,901
                                                                               ----------------
Total stockholders' equity                                                            5,752,644
                                                                               ----------------
Total liabilities and stockholders' equity                                           $7,363,149
                                                                               ================

See accompanying notes.

                              CD Warehouse, Inc.

                     Consolidated Statements of Operations

                                                                                    PERIOD FROM
                                                                                 SEPTEMBER 5, 1996
                                                                 YEAR ENDED       (INCEPTION) TO
                                                              DECEMBER 31, 1997  DECEMBER 31, 1996
                                                            --------------------------------------
Revenues:
Company operations:
  Retail store sales                                                 $3,352,433           $     --
  Wholesale merchandise sales                                         3,902,729                 --
  Software income, net                                                   60,939                 --
 Franchise operations:
  Royalty income                                                      1,393,717                 --
  Franchise and development fees                                        263,500                 --
  Management fee                                                        115,728                 --
                                                            --------------------------------------
Total revenues                                                        9,089,046                 --

Operating costs and expenses:
 Cost of sales--retail store sales                                    1,998,536                 --
 Cost of sales--wholesale merchandise sales                           3,608,480                 --
 Retail store operating expenses                                      1,225,987                 --
 General and administrative                                           1,509,672              2,335
 Depreciation and amortization                                          238,600                 --
 Minority interest in partnerships' income                               40,428                 --
                                                            --------------------------------------
Total costs and expenses                                              8,621,703              2,335
                                                            --------------------------------------
Operating income (loss)                                                 467,343            (2,335)

Other income:
 Equity in income of unconsolidated partnerships                        119,819                 --
 Interest income and other                                               29,037              2,037
                                                            --------------------------------------
                                                                        148,856              2,037
                                                            --------------------------------------
Income (loss) before income taxes                                       616,199              (298)

Provision for income taxes (Note 5)                                     230,000                --
                                                            --------------------------------------
Net income (loss)                                                    $  386,199           $  (298)
                                                            ======================================

Net income per share--basic and diluted                                   $0.23               $--
                                                            ======================================

Shares used in computation                                            1,714,790            350,000
                                                            ======================================

See accompanying notes.

                              CD Warehouse, Inc.

                Consolidated Statements of Stockholders' Equity

                                                                        ADDITIONAL
                                               COMMON STOCK              PAID-IN         RETAINED
                                    --------------------------------
                                          SHARES          AMOUNT         CAPITAL         EARNINGS
                                    ----------------------------------------------------------------
Balance at September 5, 1996                      --        $     --        $     --         $    --

Sale of common stock                         350,000           3,500         346,500              --

Net loss                                          --              --              --            (298)
                                    ----------------------------------------------------------------
Balance at December 31, 1996                 350,000           3,500         346,500            (298)

Exercise of stock subscription               350,000           3,500         346,500              --

Sale of common stock (net of
 offering costs)                           1,040,000          10,400       4,256,343              --

Issuance of common stock in
 exchange for partnership interests           80,000             800         399,200              --

Net income                                        --              --              --         386,199
                                    ----------------------------------------------------------------
Balance at December 31, 1997               1,820,000         $18,200      $5,348,543        $385,901
                                    ================================================================

See accompanying notes.

                               CD Warehouse, Inc.

                     Consolidated Statements of Cash Flows

                                                                                              PERIOD FROM
                                                                                           SEPTEMBER 5, 1996
                                                                           YEAR ENDED       (INCEPTION) TO
                                                                       DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                     -------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $   386,199              $ (298)
Adjustments to reconcile net income (loss) to net cash used
 for operating activities:
  Depreciation and amortization                                             238,600                  --
  Deferred income taxes                                                      25,000                  --
  Gain on disposal of assets, net                                           (21,432)                 --
  Net changes in operating assets and liabilities,
   exclusive of business acquisitions:
     Accounts receivable, net                                              (444,509)                 --
     Inventories                                                         (1,287,056)                 --
     Prepaid expenses and other                                             (53,816)                 --
     Investment in partnerships                                              52,953                  --
     Other assets                                                           (52,731)                 --
     Accounts payable                                                       564,440                  --
     Accrued liabilities                                                     83,765                  --
     Advances and deposits                                                   90,000                  --
     Income taxes payable                                                   205,000                  --
     Minority interest                                                       84,418                  --
                                                                     -------------------- ------------------
Total adjustments                                                          (515,368)               (298)
                                                                     -------------------- ------------------
Net cash used for operating activities                                     (129,169)               (298)


(Continued on following page)

                               CD Warehouse, Inc.

                                                                                              PERIOD FROM
                                                                                           SEPTEMBER 5, 1996
                                                                           YEAR ENDED       (INCEPTION) TO
                                                                       DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                     -------------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment                           $  (535,426)         $      --
Proceeds from disposal of assets                                             179,012
Organizational costs                                                            (775)           (12,847)
Acquisition of businesses:
 Excess of purchase price over assets acquired                            (3,138,756)          (220,151)
 Accounts receivable                                                         (72,739)                --
 Inventory                                                                  (398,346)                --
 Furniture, fixtures and equipment                                           (50,514)                --
 Investment in partnerships                                                  (21,452)                --
 Other assets                                                                   (931)                --
 Accounts payable                                                            543,229                 --
 Accrued liabilities                                                           1,673                 --
 Minority interest                                                            12,980                 --
                                                                     ---------------      -------------
Net cash used for investing activities                                    (3,482,045)          (232,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                         4,368,016            350,000
Deferred offering costs                                                                        (101,273)
Exercise of stock subscription                                               350,000                 --
                                                                     ---------------      -------------
Net cash provided by financing activities                                  4,718,016            248,727
                                                                     ---------------      -------------
Net increase in cash and cash equivalents                                  1,106,802             15,431

Cash and cash equivalents at beginning of period                              15,431                 --
                                                                     ---------------      -------------
Cash and cash equivalents at end of period                               $ 1,122,233          $  15,431
                                                                     ===============      =============

See accompanying notes.

                               CD Warehouse, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1997


1. Summary of Significant Accounting Policies

ORGANIZATION AND OPERATIONS

CD Warehouse, Inc. and its wholly-owned subsidiary, Compact Discs Management, Inc. (together the "Company") are engaged in the franchising and ownership of music stores offering new and preowned compact discs and related products. The Company was formed in Delaware on September 5, 1996 and had only limited operations prior to its initial public offering and simultaneous business acquisition in January 1997 (Note 2). At December 31, 1997, the Company operates 16 Company and majority-owned partnership retail music stores located throughout the United States and has 134 franchised stores throughout the United States, England, France and Venezuela.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and majority-owned retail music stores, organized principally as general partnerships. All significant intercompany accounts and transactions have been eliminated. Investments in minority-owned retail music stores, organized principally as general partnerships, are carried at equity.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

CASH EQUIVALENTS

Cash equivalents include money-market investments with maturities of three months or less when purchased.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment, including leasehold improvements, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from five to ten years. Depreciation expense in 1997 totaled $63,185.

                               CD Warehouse, Inc.

1. Summary of Significant Accounting Policies (continued)

INVENTORY

Inventory consists of new and preowned compact discs and is recorded at the lower of average cost or market.

FRANCHISE FEES AND ROYALTIES

Initial franchise fees are nonrefundable and are recognized in income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company. Area development fees are nonrefundable and are recognized in income on a pro rata basis when the conditions for revenue recognition under the individual development agreements are met. Royalties from franchise operations are recognized in income as earned.

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $131,000 and none in 1997 and 1996, respectively.

STOCK OPTIONS

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation expense is recorded with respect to stock options granted at prices equal to the market value of the Company's common stock at the date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital.

                               CD Warehouse, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which defines the method used to compute earnings per share. Weighted average common shares outstanding used in the calculation of basic earnings per share for the year ended December 31, 1997 totaled 1,711,123. Common shares used in the calculation of diluted earnings per share for the year ended December 31, 1997 was 1,714,790. The difference in the number of shares for 1997 is attributable to dilutive stock options. See Note 6 for a description of potentially dilutive securities of the Company.

SUPPLEMENTAL CASH FLOW INFORMATION

For the year ending December 31, 1997, the Company had the following noncash investing and financing activities:

     Purchased franchise interests of Company franchisee (Note 2) for 80,000 shares of the Company's common stock valued at the initial public offering price of $5.00 per share:

       Costs in excess of net assets acquired, net                      $301,806
       Inventory                                                          40,297
       Furniture, fixtures and equipment                                  18,800
       Investment in partnerships                                         37,510
       Other assets                                                        1,587
                                                               -----------------
                                                                        $400,000
                                                               =================

2. INITIAL PUBLIC OFFERING AND BUSINESS ACQUISITIONS

Effective September 5, 1996 and October 1, 1996, the Company obtained stock subscription agreements for the sale of an aggregate of 700,000 shares of common stock at $1 per share. During October 1996, the Company received $350,000 in cash in exchange for the issuance of 350,000 shares of common stock. The remaining 350,000 shares under the subscription agreement were paid for concurrently with the closing of the Company's initial public offering of common stock.

                               CD Warehouse, Inc.

2. Initial Public Offering and Business Acquisitions (continued)

In January 1997, the Company completed an Initial Public Offering ("Offering") for 1,000,000 shares of its common stock at a price of $5 per share. In March 1997, the underwriters exercised an overallotment option and purchased an additional 40,000 shares of common stock at $5 per share. The proceeds of the Offering, after deducting the underwriting discount and offering expenses were approximately $4.3 million.

Simultaneously with the closing of the Offering, the Company purchased substantially all of the assets of Compact Discs International, Ltd. ("CDIL") for $3.2 million. Prior to the acquisition, CDIL was engaged principally in the business of selling new and preowned audio compact discs to its franchisees.

Also in January 1997, the Company purchased all of the franchise interests of the largest CDIL franchisee in exchange for 80,000 shares of the Company's common stock.

The acquisitions were recorded in January 1997 under the purchase method of accounting and resulted in an excess of purchase price over net assets acquired of approximately $3.5 million which is amortized on a straight-line basis over 20 years. Amortization of goodwill totaled $175,415 in 1997.

The following unaudited pro forma combined information presents a summary of the consolidated results of operations of the Company and the acquired businesses for 1996 as if the acquisitions and the initial public offering of the Company had occurred January 1, 1996.

     Revenues                                                  $5,005,623
     Net income                                                $  175,959
     Net income per share--basic                               $      .10
     Shares used in computation                                 1,820,000

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

3. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment, including leasehold improvements, are located at the following leased facilities at December 31, 1997:

     Corporate headquarters                                            $178,812
     Retail stores                                                      406,610
                                                                     ----------
                                                                        585,422
     Accumulated depreciation                                            85,577
                                                                     ----------
                                                                       $499,845
                                                                     ==========

4. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following at December 31, 1997:

     Excess of purchase price over net assets acquired in business
      acquisitions                                                   $3,539,719
     Organization costs                                                  13,622
     Deposits and other                                                  55,249
                                                                     ----------
                                                                      3,608,590
     Accumulated amortization                                           170,291
                                                                     ----------
                                                                     $3,438,299
                                                                     ==========

Organization costs are amortized over 15 years. Goodwill resulting from business and store acquisitions is amortized over 20 years.

                               CD Warehouse, Inc.

5. INCOME TAXES

The significant components of income tax expense for the year ended December 31, 1997 are as follows:

     Current tax expense:
      Federal                                                        $180,000
      State                                                            25,000
                                                                 ------------
                                                                      205,000

     Deferred tax expense:
      Federal                                                          22,000
      State                                                             3,000
                                                                 ------------
                                                                       25,000
                                                                 ------------
                                                                     $230,000
                                                                 ============

The provision for income taxes differs from the computed "expected" income tax provision using federal statutory rates on income before income taxes for the following reasons:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1997
                                                             ----------------
     Computed "expected" income tax                                  $209,508
     Increases in taxes resulting from:
      State income taxes, net of federal benefit                       18,488
      Other                                                             2,004
                                                             ----------------
                                                                     $230,000
                                                             ================

Deferred income taxes and deferred tax liability at December 31, 1997 of $25,000 result from differences in amortization and depreciation of intangibles and furniture and fixtures for financial and tax purposes.

                               CD Warehouse, Inc.

6. STOCKHOLDERS' EQUITY

STOCK OPTION PLAN

On December 10, 1996, the Company adopted the 1996 Stock Option Plan which provides for grants of up to 400,000 shares of common stock to certain employees, officers, directors and others. Generally, the purchase price of stock issuable upon exercise of the options will be at least equal to the fair market value of the stock on the dates of grant. Generally, options are exercisable no longer than ten years from the dates of grant. The Company has agreed to grant options to purchase 6,000 shares annually, subject to pro-rata vesting over a three-year period, to each director. No options were granted through December 31, 1996. In 1997, options to acquire 236,000 common shares were granted at option prices equal to the fair market value of the common stock on the date of grant.

                              CD Warehouse, Inc.

Stock option transactions for 1997 are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                                       EXERCISE
                                                                       SHARES            PRICE
                                                                  ---------------------------------
       Outstanding at beginning of year                                    -
       Granted                                                       236,000           $3.85
       Exercised                                                           -
       Canceled                                                            -
                                                                  ----------
       Outstanding at end of year                                    236,000           $3.85
                                                                  ==========

       Exercisable at end of year                                          -
                                                                  ==========

       Weighted average fair value of options granted during year   $   2.18
                                                                  ==========

Outstanding options to acquire 236,000 shares of stock at December 31, 1997 had exercise prices ranging from $3.13 to $5.00 per share and had a weighted average remaining contractual life of ten years.

The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), presents net income and earnings per share information as if the Company had accounted for stock options issued in 1997 using the fair value method prescribed by the Statement. The fair value of issued stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997: weighted average risk-free interest rate of 5.81%; no dividends over the option term; stock price volatility factor of .599, and a weighted average expected option life of five years. The estimated fair value as determined by the model is amortized to expense over the respective vesting period. The SFAS 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods.

                              CD Warehouse, Inc.

The SFAS 123 pro forma information is as follows:

                                                               YEAR ENDED
                                                            DECEMBER 31, 1997
                                                          -------------------
          Net income                                              $349,627
          Net income per share                                    $    .20

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its stock options.

WARRANTS

In connection with the Offering, the Company sold to the underwriters, for a price of $.001 per warrant, warrants to purchase 100,000 shares of common stock. The underwriters' warrants are exercisable at $7.50 per share through January 2002.

                              CD Warehouse, Inc.

7. COMMITMENTS

Effective in January 1997, after the Company's completion of the Offering, the Company entered into employment agreements with three officers of the Company. The employment agreements are for terms of one and five years with renewal options of one and five years and total $255,000 annually for the three individuals.

The Company has entered into operating leases primarily for its retail store locations and corporate facilities. Rental expense under these leases totaled $301,621 for 1997. Total rental amounts of $1,176,393 under these noncancelable leases are due as follows: 1998--$379,367, 1999--$354,199, 2000--$274,466, 2001-
-$109,361 and 2002--$59,000.

                              CD Warehouse, Inc.

8. RELATED PARTY TRANSACTIONS

Pursuant to the purchase agreement with a predecessor franchisee (Note 2), the franchisee served as an officer of the Company and continued to provide accounting services for the acquired franchise interests. The Company compensated the officer for these accounting services and reimbursed certain agreed upon office expenses. Amounts paid under this agreement totaled $109,288 in 1997. In December 1997, the individual resigned his position with the Company and repurchased certain franchise interests from the Company. Total proceeds of this sale amounted to $170,000 which approximated book value at the time of sale. Additionally, the Company has entered into a consulting arrangement with the individual, expiring in March 1998, providing for consideration of $30,000.

The business acquisition (Note 2) resulted in the Company entering into an area development agreement (the "ADA") with the principal owner of CDIL (also a stockholder of the Company). The ADA provides for the right to develop franchise operations worldwide, except for the United States, Canada and Mexico. The Company has the right, during a specified period of time, to cancel the ADA and to acquire any franchise developed under the ADA at a specified multiple of earnings. In addition, the Company has agreed to grant to the individual (1) ten domestic franchises with no initial franchise fee and royalties of 2% of net sales and (2) two renewal franchises with no franchise fee or royalty payments. Except as provided for in the above mentioned franchise agreements, CDIL and the individual have also entered into covenants not to compete with the Company for a period of ten years.

                              CD Warehouse, Inc.

9. SUBSEQUENT EVENTS

In January 1998, the Company purchased five stores from a franchisee for cash of $211,030 and 100,000 shares of common stock valued at $3.625 per share for a total purchase price of $573,530.

In February 1998, the Company finalized a $500,000 Line of Credit and $500,000 Term Loan Agreement ("Agreement") with Merrill Lynch Business Financial Services, Inc. Amounts borrowed under the Line of Credit or Term Loan will bear an interest rate equal to the sum of 3.1% and the thirty-day Commercial Paper Rate. This Agreement replaced a credit facility with another financial institution which existed, but was unused, as of December 31, 1997.

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

                                             Huselton & Morgan, P.C.
                                             Dallas, TX
                                             February 27, 1997

                       COMPACT DISCS INTERNATIONAL, LTD.

                         (A Texas Limited Partnership)

                                 BALANCE SHEET

                               DECEMBER 31, 1996



                                    ASSETS

Current assets
 Cash                                                  $  525,523
 Accounts receivable (net of allowance of $132,253)       341,414
 Inventory                                                326,561
 Prepaid expenses                                          31,090
 Deferred expenses                                         69,125
                                                       ----------
     Total current assets                               1,293,713
                                                       ----------
Furniture, fixtures and equipment (net of
 accumulated depreciation)                                 32,615
                                                       ----------
Investment in partnerships                                 61,992
Other assets (net of amortization)                          3,358
                                                       ----------
     Total other assets                                    65,350
                                                       ----------
        Total assets                                   $1,391,678
                                                       ==========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE FINANCIAL STATEMENTS.

                       COMPACT DISCS INTERNATIONAL, LTD.
                         (A Texas Limited Partnership)
                                 BALANCE SHEET
                               DECEMBER 31, 1996



                       LIABILITIES AND PARTNERS' CAPITAL


Current liabilities
 Accounts payable                               $  716,550
 Sales tax payable                                   1,450
 Payroll taxes payable                                 128
 Refundable development fees                         7,500
 Deposit on asset sale                             100,000
                                                ----------
   Total current liabilities                       825,628
                                                ----------
Partners' capital                                  566,050
                                                ----------
     Total liabilities and partners' capital    $1,391,678
                                                ==========

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

                                  (continued)
                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE FINANCIAL STATEMENTS.

                       COMPACT DISCS INTERNATIONAL, LTD.

                         (A Texas Limited Partnership)

                              STATEMENT OF INCOME

                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                  (continued)


Expenses
 Miscellaneous                    3,571
 Contract labor                   3,038
 Advertising                      2,495
 Dues & subscriptions             1,407
 Supplies                         1,240
 Bank charges                     1,080
 Amortization                       456
 Photography                        140
 Charitable contributions           140
 Interest expense                    51
                             ----------
   Total expenses             4,102,064
                             ----------
Operating income                662,561
Other income
 Gain on sale of assets          13,835
 Investment income               43,924
 Interest income                     72
                             ----------
   Net income                $  720,392
                             ==========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

                       COMPACT DISCS INTERNATIONAL, LTD.

                         (A Texas Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL

                               DECEMBER 31, 1996

Beginning balance                      $ 430,239

Beginning capital - CD Acquisitions      128,096

Net income                               720,392

Distributions
 Cash                                   (508,609)
 Noncash                                (204,068)
                                       ---------

Ending balance                         $ 566,050
                                       =========


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


                                  (continued)


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS.

                       COMPACT DISCS INTERNATIONAL, LTD.
                         (A Texas Limited Partnership)
                            STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1996
                                  (continued)

Cash flows from financing activities
 Distributions to partners                                       (508,609)
                                                                ---------
        Net cash used by financing activities     (508,609)
Net increase in cash                                              317,584
Cash from merger of CDA                                           159,444
Cash at beginning of year                                          48,495
                                                                ---------
Cash at end of year                                             $ 525,523
                                                                =========

Interest paid                                    $      51
                                                 =========


Supplemental notes to cash flow
-------------------------------
   In November, 1996, the Company sold a portion of its interest in the Fort Worth store to the Company's partners and recorded the sale of $30,636 as a draw to the partners.

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

1.  Organization
    ------------

     The Company
     -----------

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

     Cash and cash equivalents
     -------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. All cash is held in accounts that are federally insured.

     Inventory
     ---------

     Inventory consists primarily of both new and used compact discs. All inventory is valued at the lower of cost or market using the first-in, first-out
(FIFO) method.

     Furniture, fixtures and equipment
     ---------------------------------

     Furniture, fixtures and equipment are stated at cost. The provision for depreciation has been calculated using the straight-line method. Useful lives range from 3 to 7 years.

     Other assets
     ------------

     Organization costs and the Company's trademark are being amortized using the straight-line method over five and fifteen years, respectively.

     Investment in partnerships
     --------------------------

     The Company records its ownership in four partnerships that own CD Warehouse stores using the equity method of accounting.

     Revenue recognition
     -------------------

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

     Estimates
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

2.  Furniture, fixtures and equipment
    ---------------------------------

     Components of furniture, fixtures and equipment at December 31, 1996 are as follows:

     Equipment                                                         $ 31,607
     Furniture and fixtures                                               9,685
     Automobiles                                                         16,528
     Leasehold improvements                                                   0
                                                                       --------
         Total                                                           57,820
     Accumulated depreciation                                           (25,205)
                                                                       --------
         Total                                                         $ 32,615
                                                                       ========

3.  Other assets
    ------------

     Components of other assets at December 31, 1996 are as follows:
     Deposits                                                          $  2,087
     Organization costs                                                   2,150
     Trademark                                                              394
                                                                       --------

         Total                                                           4,631
     Accumulated amortization                                           (1,273)
                                                                      --------
         Total                                                        $  3,358
                                                                      ========

4.  Investments in partnerships
    ---------------------------

     In the latter part of 1995 and in 1996, the Company entered into partnership agreements to own and operate retail CD outlets in Tulsa, Oklahoma; Memphis, Tennessee; Orange Park, Florida; and Edmond, Oklahoma. At December 31, 1996, the Company has the following investments in general partnerships:

                                                     Percentage
          Partnership                                  Owned
          -----------                                ----------
     CD Warehouse - Tulsa                               50
     CD Warehouse - Memphis                             25
     CD Warehouse - Orange Park                         50
     CD Warehouse - Edmond                              50

     At December 31, 1996, the Company's investments in partnerships and equity in the income of these partnerships for the year ended December 31, 1996 consist of the following:


                                         Investment in
          Partnership                     Partnership      Income
                                        --------------  ------------
          CD Warehouse - Tulsa                $25,191       $10,238
          CD Warehouse - Memphis                  (88)        8,858
          CD Warehouse - Orange Park           21,886        10,886
          CD Warehouse - Edmond                15,003          (546)
          CD Warehouse - Fort Worth                 0        14,488
                                            ---------       -------

                                            $  61,992       $43,924
                                            =========       =======


     The following summarizes the activity of the CD Warehouse equity investments of the Company for the year ended December 31, 1996:

                     CD Warehouse   CD Warehouse  CD Warehouse  CD Warehouse
                        Edmond      Orange Park      Tulsa        Memphis
                     -------------  ------------  ------------  ------------
Total assets              $42,505       $ 74,854      $ 64,815      $ 49,728
Total liabilities           3,497          4,080         4,430         4,084
                          -------       --------      --------      --------
     Net assets           $39,008       $ 70,774      $ 60,385      $ 45,644
                          =======       ========      ========      ========
Revenues                  $78,670       $260,705      $261,873      $371,627
                          =======       ========      ========      ========
Net income (loss)         $(1,091)      $ 21,772      $ 20,475      $ 35,430
                          =======       ========      ========      ========

5.  Commitments and contingencies
    -----------------------------

     The Company leases office space under a non-cancelable operating lease agreement. The agreement expires in 1997. Total rent expense for the year ended December 31, 1996 was $28,515.

     The following is a schedule of future minimum lease payments for the above lease as of December 31, 1996:

               1997                          $   5,694
                                             =========

     At December 31, 1996, the Company is involved in one situation of pending litigation. The case involves a wrongful death claim resulting from an accident at a franchise location. Although the Company does not anticipate a loss in this case, the extent of possible damages cannot be accurately determined at this time.

6.  Income taxes
    ------------

     Taxable income of the Company is includable in the income returns of the individual partners; therefore, no provision for income taxes has been made in the accompanying financial statements.

7.  Related-party transactions
    --------------------------

     The Company sells new and used merchandise to franchisees. The franchisees included the CD Warehouse investments listed in Note 4. Sales to these franchisees amounted to $124,796 for the year ending December 31, 1996.

     At December 31, 1996, the accounts receivable balance includes $12,084 of receivables due from franchisees who are relatives of the partners.

8.  Pooling-of-interest
    -------------------

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

9.  Concentration of credit risk
    ----------------------------

     The Company maintains its cash balances at various financial institutions located in the Dallas, Texas area. Cash and cash equivalents are held in bank accounts that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, the Company's uninsured balances, before reconciling items, totaled $423,750.

10.  Fair value of financial instruments
     -----------------------------------

      The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, as of December 31, 1996 are as follows:

                                        Carrying      Fair
                                         Amount      Value
                                        --------    -------
     Assets:
      Cash and equivalents              $525,523   $525,523
      Investments in partnerships       $ 61,992   $ 61,992

11.  Subsequent events
     -----------------

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

                              CD WAREHOUSE, INC.
              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                          Year Ended December 31, 1996
                                  (unaudited)



                                                   Historical
                                     --------------------------------------
                                                     Compact
                                         CD           Discs
                                     Warehouse,   International,    MacDonald    Pro Forma
                                        Inc.           Ltd.          Assets     Adjustments      Pro Forma
                                     ----------------------------------------------------------------------
Revenues:
   Company operations:
   Retail store sales                $        -      $      -       $ 240,998                    $  240,998
   Wholesale merchandise sales                -        3,468,878         -                        3,468,878
   Software income, net                       -            7,030         -                            7,030
   Franchise operations:
   Royalty income                             -        1,200,396         -                        1,200,396
   Franchise and development fees             -           88,321         -                           88,321
                                     ----------------------------------------------------------------------
   Total revenues                             -        4,764,625      240,998                     5,005,623

   Operating costs and expenses:
   Cost of sales--retail store
    sales                                     -             -         149,775                       149,775
   Cost of sales--wholesale
    merchandise sales                         -        3,276,953         -                        3,276,953
   Retail store operating expenses            -             -          69,261                        69,261
   General and administrative             2,335          811,873         -         $ 280,500 (2)  1,094,708
   Depreciation and amortization              -           13,238         -           180,000 (3)    193,238
                                     ----------------------------------------------------------------------
                                          2,335        4,102,064      219,036        460,500      4,783,935
                                     ----------------------------------------------------------------------
   Operating income (loss)               (2,335)         662,561       21,962       (460,500)       221,688
   Other income                           2,037           57,831       27,612        (39,209)(1)     48,271

                                     ----------------------------------------------------------------------
   Income (loss) before income
    taxes                                  (298)         720,392       49,574       (499,709)       269,959

   Pro forma provision for income
    taxes                                     -             -            -            94,000 (4)     94,000
                                     ----------------------------------------------------------------------
   Pro forma net income (loss)       $     (298)     $   720,392    $  49,574      $(593,709)    $  175,959
                                     ----------------------------------------------------------------------
                                     ----------------------------------------------------------------------

   Pro forma net income per share                                                                      $.10
                                                                                                 ----------
                                                                                                 ----------

   Shares used in computation                                                                     1,780,000
                                                                                                 ----------
                                                                                                 ----------

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