Form 10QSB
period 1998-03-31
CD WAREHOUSE INC
filed 1998-05-15
CIK 1025822

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 1998

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to            .
                                         ------------   -----------


                        COMMISSION FILE NUMBER 000-21887

                               CD WAREHOUSE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    73-1504999
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  1204 SOVEREIGN ROW, OKLAHOMA CITY, OKLAHOMA                   73108
  -------------------------------------------                 ----------
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

                                    YES X   NO
                                       ----   ----

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 8, 1998 was 1,920,000.

Transitional Small Business Disclosure Format (check one):   YES     NO X
                                                                ----   ----

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                            Page

PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets - December 31, 1997 and                    3
             March 31, 1998 (unaudited)

             Condensed Consolidated Statements of Income - Three months                       4
             ended March 31, 1997 and 1998 (unaudited)

             Condensed Consolidated Statements of Cash Flows - Three months ended             5
             March 31, 1997 and 1998 (unaudited)

             Notes to Condensed Consolidated Financial Statements (unaudited)                 7

     Item 2. Management's Discussion and Analysis of Financial Condition                      8
             and Results of Operations


PART II.     OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders                             12

     Item 6. Exhibits and Reports on Form 8-K                                                12

     Signatures                                                                              13

                          PART I. FINANCIAL INFORMATION

                               CD WAREHOUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (INFORMATION AT MARCH 31, 1998 IS UNAUDITED)

                                     ASSETS

                                                                    DECEMBER 31,  MARCH 31,
                                                                       1997         1998
                                                                    ----------   ----------

Current assets:
     Cash and cash equivalents                                      $1,122,233   $  816,176
     Accounts receivable, net                                          517,248      477,909
     Merchandise inventory                                           1,725,699    2,158,557
     Prepaid  expenses and other                                        53,816       84,890
                                                                    ----------   ----------
          Total current assets                                       3,418,996    3,537,532

     Furniture, fixtures and equipment, net                            499,845      671,465

     Investment in partnerships                                          6,009       17,080

     Intangible and other assets, net                                3,438,299    3,632,768

                                                                    ----------   ----------
                                                                    $7,363,149   $7,858,845
                                                                    ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $1,107,669   $1,100,474
     Accrued liabilities                                                85,438      180,585
     Advances and deposits                                              90,000      107,052
     Income taxes payable                                              205,000      101,385
                                                                    ----------   ----------
          Total current liabilities                                  1,488,107    1,489,496

Deferred income tax                                                     25,000       25,000

Minority interest                                                       97,398       68,413

Stockholders' equity:

     Preferred stock, $.01 par value; 5,000,000 shares
       authorized, none issued                                            --           --
     Common stock, $.01 par value; 10,000,000 shares
       authorized, 1,820,000 and 1,920,000 issued and outstanding
       at December 31, 1997 and March 31, 1998, respectively            18,200       19,200
     Additional paid-in-capital                                      5,348,543    5,710,043
     Retained earnings                                                 385,901      546,693
                                                                    ----------   ----------
          Total stockholders' equity                                 5,752,644    6,275,936

                                                                    ----------   ----------
                                                                    $7,363,149   $7,858,845
                                                                    ==========   ==========

                                                (See accompanying notes)

                               CD WAREHOUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                        -------------------------
                                                         MARCH 31,     March 31,
                                                           1997          1998
                                                        -----------   -----------
Revenues:
     Company Operations:
          Retail store sales                            $   188,156   $ 1,655,701
          Wholesale merchandise sales                     1,082,460     1,069,518
          Software income, net                                4,826         8,595
     Franchise operations:
          Royalty income                                    236,582       478,540
          Management fees                                    26,692        18,725
          Franchise and development fees                      6,000        33,000
                                                        -----------   -----------
               Total revenues                             1,544,716     3,264,079

Operating costs and expenses:
          Cost of sales - retail stores sales               115,970       962,235
          Cost of sales - wholesale merchandise sales     1,004,916       966,541
          Retail store operating expenses                    83,887       568,980
          General and administrative                        269,482       443,352
          Depreciation and amortization                      34,900        73,115
          Minority interest in partnership income               698         8,880
                                                        -----------   -----------
               Total operating costs and expenses         1,509,853     3,023,103

Operating income                                             34,863       240,976

Other income:
     Equity in income of unconsolidated partnerships         12,678        17,273
     Other income (expense)                                   8,656        (1,457)
                                                        -----------   -----------

                                                             21,334        15,816
                                                        -----------   -----------

Income before income taxes                                   56,197       256,792

Provision for income taxes                                   19,110        96,000
                                                        -----------   -----------

Net income                                              $    37,087   $   160,792
                                                        ===========   ===========

Net income per share- basic                             $       .03   $       .09
                                                        ===========   ===========

Net income per share - diluted                          $       .03   $       .08
                                                        ===========   ===========

Shares used in computation - basic                        1,378,445     1,887,778
                                                        ===========   ===========

Shares used in computation - diluted                      1,378,445     1,917,448
                                                        ===========   ===========



                            (See accompanying notes)

                               CD WAREHOUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                     MARCH 31,      MARCH 31,
                                                                       1997           1998
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES:
     Net income                                                     $    37,087    $   160,792
          Adjustments to reconcile net income to net cash
           used for operating activities:
               Depreciation and amortization                             34,900         73,115
               Loss on disposal of assets                                    --          2,909
               Changes in operating assets and liabilities:
                    Accounts receivable, net                           (346,859)        39,339
                    Inventories                                        (599,367)      (211,650)
                    Prepaid expenses and other                          (81,365)       (31,074)
                    Investment in partnership                            (3,504)       (55,926)
                    Other assets                                        (21,667)         6,172
                    Accounts payable                                    555,987         (3,758)
                    Accrued liabilities                                  18,636         44,365
                    Advances and deposits                                12,783         17,052
                    Income taxes payable                                 19,110       (103,615)
                    Minority interests                                   56,435        (28,985)
                                                                    -----------    -----------
     Total adjustments                                                 (354,911)      (252,056)
                                                                    -----------    -----------
     Net cash used for operating activites                             (317,824)       (91,264)

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of furniture, fixtures and equipment                     (121,362)      (127,351)
     Proceeds from disposal of assets                                        --         86,030
     Acquisition of businesses:
          Cost in excess of net assets of companies acquired, net    (3,145,525)            --
          Accounts receivable                                           (72,739)            --
          Inventory                                                    (398,346)      (173,472)
          Furniture, fixtures and equipment                             (50,514)            --
          Investment in partnerships                                    (21,452)            --
          Other assets                                                     (931)            --
          Accounts payable                                              543,229             --
          Accrued liabilities                                             1,673             --
          Minority interest                                              12,980             --
                                                                    -----------    -----------
                                                                     (3,131,625)      (173,472)
                                                                    -----------    -----------
     Net cash used for investing activities                          (3,252,987)      (214,793)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net:
          Initial public offering                                     4,492,238             --
          Collection of stock subscription                              350,000             --
                                                                    -----------    -----------
     Net cash provided by financing activities                        4,842,238             --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,271,427       (306,057)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         15,431      1,122,233
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,286,858    $   816,176
                                                                    ===========    ===========

                               CD WAREHOUSE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



SUPPLEMENTAL CASH FLOW INFORMATION:

     For the three month period ending March 31, 1998 the Company had the following non-cash investing and financing activities:

     Purchased assets of a franchisee for $573,530 which was paid $211,030 in cash and $362,500 in restricted common stock of the Company, valued for purposes of the acquisition at $3.625 per share, which represented the market value of the stock on the acquisition date. The following table outlines the non-cash portion of this transaction:


          Cost in excess of net assets accrued, net   $ 281,412
          Inventory                                      47,737
          Furniture, fixtures and equipment              70,080
          Other assets                                   10,616
          Accounts payable                                3,437
          Accrued liabilities                           (50,782)
                                                      ---------

                                                      $ 362,500
                                                      =========



                            (See accompanying notes)

                               CD WAREHOUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements as of December 31, 1997 and March 31, 1998 and for the three months ended March 31, 1997 and 1998, include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiary, Compact Discs Management, Inc. ("CDM"), and majority owned retail stores. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB.

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

     Simultaneously with the closing of the Initial Public Offering, the Company purchased the assets of Compact Disc International, LTD. ("CDIL") for $3.2 million. Prior to the acquisition, CDIL franchised and operated stores throughout the United States and England under the name "CD Warehouse." In connection with its franchise operations, CDIL also sold new and preowned compact discs to its franchisees.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company was formed in September 1996 to acquire the franchise operations of CDIL, a Texas limited partnership which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of March 31, 1998, there were 150 domestic units operating in 29 states and 6 international units operating in England, France and Venezuela.

     Simultaneously with the closing of the Initial Public Offering on January 27, 1997, the Company acquired the assets of CDIL, consisting primarily of CDIL's rights as franchisor in the various franchise agreements to which it was a party, for a purchase price of $3.2 million. In a related transaction (the "MacDonald Acquisition"), which also occurred simultaneously with the closing of the Initial Public Offering, the Company acquired the equity interests of Bruce
D. MacDonald (together with his affiliates, "MacDonald"), the largest CDIL franchisee, in 36 franchised CD Warehouse stores. Pursuant to the MacDonald Acquisition, the Company acquired 100% ownership of MacDonald's Montfort Street Store and minority equity interests (including MacDonald's interest as a managing general partner or limited liability company manager) in the other 35 franchised stores in which MacDonald had an interest. Effective December 30, 1997, the Company sold back to MacDonald the Company's various ownership interests in nine partnerships, for an aggregate consideration of $169,807. The partnerships, which act as franchisees of the Company, operate nine CD Warehouse stores. Pursuant to the sale, MacDonald assumed the Company's interest in the partnerships, which continue to operate as CD Warehouse franchisees

     From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-owned and franchised stores, anticipated capital expenditures, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

RESULTS OF OPERATION

     The Company derives its revenues primarily from retail sales by Company and majority-owned stores, wholesale merchandise sales to franchisees of the Company and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, management fees and software income. Retail store cost of sales and operating expenses relate directly to Company and majority-owned retail store sales. Wholesale merchandise sales and associated cost of sales relate to the Company's franchising operations. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to Company and majority-owned store operations, as well as the Company's franchising operations. The number and sales volumes of Company and majority-owned retail stores directly affect the Company's revenues and expenses. The Company's revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of franchise stores. Initial franchise fees are directly affected by the number of franchised store openings.

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income.

                        PERCENTAGE RESULTS OF OPERATIONS

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                   1997                1998
                                                 --------            --------
Revenues:
  Retail store sales                                 12.2%               50.7%
  Wholesale merchandise sales                        70.1                32.8
  Software income, net                                0.3                 0.3
  Royalty income                                     15.3                14.6
  Management fees                                     1.7                 0.6
  Franchise and development fees                      0.4                 1.0
                                                 --------            --------

                                                    100.0%              100.0%
                                                 ========            ========

Operating costs and expenses:
  Cost of sales-retail stores sales (1)              61.6%               58.1%
  Cost of sales-wholesale merchandise sales (2)      92.8                90.4
  Retail store operating expenses (1)                44.6                34.4
  General and administrative                         17.4                13.6
  Depreciation and amortization                       2.3                 2.2
  Minority interest in partnership income              --                 0.3

Operating Income                                      2.3                 7.4

Other income net                                      1.4                 0.5

Net income                                            2.4%                4.9%


(1)  As percentage of retail store sales.

(2)  As percentage of wholesale merchandise sales.


                                                 THREE MONTHS ENDED MARCH 31
                                                 ---------------------------
                                                     1997            1998
                                                 ---------------------------
Sales Data:
  System wide sales                              $ 7,457,094     $11,881,254
      Percentage increase (1)                             21%             59%

Average monthly sales per store                  $    22,875     $    27,064
                                                 ===========     ===========

Change in comparable retail store sales (2)                8%             21%
                                                 ===========     ===========

(1)  Represents percentage increase from comparable period in prior year.

(2)  Represents percentage increase for stores open in both periods reported.

STORE COUNT

                     December 31,                                                      March 31,
                        1997            OPEN           Close           Transfer          1998
                     ------------    ----------      ----------       ----------       ----------
Franchise
  Domestic                  131               4              --               (5)             130
  International               6              --              --               --                6
                     ----------      ----------      ----------       ----------       ----------
                            137               4              --               (5)             136
Company
  Domestic                   13               2              --                5               20
                     ----------      ----------      ----------       ----------       ----------

Total                       150               6              --               --              156
                     ==========      ==========      ==========       ==========       ==========


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

     Revenues

     Retail store sales increased $1,468,000 to $1,656,000 for the three months ended March 31, 1998, compared to $188,000 for the three months ended March 31, 1997. The increase in retail store sales is the result of having twenty-two stores (twenty Company and two majority-owned) in operation by March 31, 1998 compared to only eight stores at March 31, 1997.

     Wholesale merchandise sales decreased $12,000 to $1,070,000 for the three months ended March 31, 1998, compared to $1,082,000 for the same period in 1997. The decrease is due to the introduction of new 'catalog' product in March 1997, which resulted in approximately $200,000 of wholesale merchandise sales for the three months ended March 31, 1997.

     Royalty income increased $242,000, or 102%, to $479,000 for the three months ended March 31, 1998, compared to $237,000 for the same period in 1997. The increase is due to the greater number of franchise stores in operation at March 31, 1998 (136) compared to the number operating at March 31, 1997 (108). Additionally, same store sales for the three months ended March 31, 1998 increased 21% as well as monthly average store sales increasing from $22,875 for the three months ended March 31, 1997 to $27,064 for the same period in 1998.

     Management fees decreased $8,000 due to the sale of nine stores in December 1997, combined with the acquisition by the Company of an additional five stores in January 1998 for which the Company received management fees during the three months ended March 31, 1997.

     Franchise and development fees increased $27,000 to $33,000 for the three months ended March 31, 1998 compared to $6,000 for the comparable period in 1997. The increase is due to opening four franchised stores during the three months ended March 31, 1998 compared to only one during the same period in 1997.

     Costs and Expenses

     Cost of sales for retail store sales increased $846,000 for the three months ended March 31, 1998 compared to the same period in 1997. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 58% of sales for the three months ended March 31, 1998, compared to 62% for the three months ended March 31, 1997.

     Cost of sales for wholesale merchandise decreased $38,000 to $967,000 for the three months ended March 31, 1998, compared to $1,005,000 for the same period in 1997. This decrease is consistent with the decrease in sales discussed above. Cost of sales was 90% of sales for the three months ended March 31, 1998 compared to 93% for the same period in 1997. The reduced cost of sales for the three months ended March 31, 1998 can be attributed to additional discounts on merchandise purchases associated with the company's growth in stores discussed above.

     Retail store operating expenses increased $485,000 to $569,000 for the three months ended March 31, 1998, compared to the comparable period in 1997. The increase was due to the increased number of company and majority owned stores discussed above. However, retail store operating expense was 34% of retail store revenue for the three months ended March 31, 1998, while such operating expense was 45% of retail store revenue for the three months ended March 31, 1997. This decrease resulted from better operating results of Company and majority owned stores which had been in operation during 1997. The results for the three months ended March 31, 1997 reflect the Company's initial development of Company stores which included start up costs for five new stores. The Company opened two new Company stores during the three months ended March 31, 1998.

     General and administrative expenses increased by $174,000 to $443,000 for the three months ended March 31, 1998, compared to $269,000 for the three months ended March 31, 1997. This increase resulted from the continued growth of the Company in both Company stores (increase of 14 stores) and franchise stores (increase of 28 stores). General and administrative expense decreased as a percentage of total revenues from 17% for the three months ended March 31, 1997 to 14% for the three months ended March 31, 1998.

     Depreciation and Amortization

     Depreciation and amortization increased $38,000 to $73,000 for the three months ended March 31, 1998 compared to $35,000 for the comparable period in 1997. This is primarily due to the increase of fourteen Company stores in 1998.

     Net Income

     Net income increased $124,000 to $161,000 for the three months ended March 31, 1998, compared to $37,000 for the same period ended March 31, 1997. The increase in net income is due to improved retail store operations, as indicated by reduced percentage of cost of sales and operating expenses, increase in royalties generated by increased number of stores and same store sales and finally, an increase of franchise and development fees of $27,000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998 the Company had working capital of $2,048,000 and cash and cash equivalents aggregating $816,000, compared to working capital of $1,931,000 and cash and cash equivalents of $1,122,000 at December 31, 1997. Net cash used for operating activities was $91,000 for the three months ended March 31, 1998, compared to net cash used for operating activities of $318,000 for the three months ended March 31, 1997. The increased use of cash by operating activities for the three months ended March 31, 1997 was due to the initial growth of the Company relating to new Company stores, increasing inventory and overall growth of stores in operation. For the three months ended March 31, 1998, the use of cash by operating activities reflects that the Company has been in operations for a year.

     Net cash used for investing activities was $215,000 for the three months ended March 31, 1998, compared to $3,253,000 for the same period in 1997. The significant use of cash for investing activities in 1997 relates to the acquisition of the assets of CDIL on January 27, 1997 and opening of Company stores. The net cash used for investing activities for the three months ended March 31, 1998 relates to the growth in Company store operations.

     Net cash provided from financing activities was $4,842,000 for the three months ended March 31, 1997. No cash was provided from financing activities for the three months ended March 31, 1998. The net cash provided from financing in 1997 relates to the initial public offering and the collection of a stock subscription in the amount of $350,000.

     In addition to the working capital at March 31, 1998, the Company has a $500,000 Line of Credit and $500,000 Term Loan Agreement ("Credit Facilities") with Merrill Lynch Business Financial Services, Inc. Amounts borrowed under the Credit Facilities will bear an interest rate equal to the sum of 3.1% and the thirty-day Commercial Paper Rate. As of the date of this Report, $265,800 had been borrowed under these Credit Facilities. It is the Company's opinion that the current working capital at March 31, 1998, combined with the Credit Facilities will be sufficient to support the ongoing activities of the business for the foreseeable future.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the three months ended March 31, 1998.

ITEM 5. OTHER INFORMATION.

     On May 15, 1998, the Company issued a press release announcing that it had obtained subscriptions for the private placement of 1,400,000 shares of its common stock at a purchase price of $10.00 per share. The offering, which was conducted under Regulation S and Regulation D of the Securities Act of 1933, was for a minimum subscription of 1,400,000 shares and a maximum of 1,800,000 shares. The placement agents for the offering were ComVest Partners of Dallas, Texas and Capital West Securities of Oklahoma City, Oklahoma. In connection with the offering, the placement agents are to receive discounts and commissions of 8.0% of the gross proceeds of the offering and an aggregate 140,000 common stock purchase warrants if the minimum offering is sold and 160,000 common stock purchase warrants if the maximum offering is sold.

     Net proceeds of the offering will be used to make acquisitions of retail stores engaged primarily in the sale of new and pre-owned CD's, companies owning or franchising such stores; to open new Company stores; to provide financing to new and existing franchisees and to provide additional working capital for general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


  Exhibit
  Number                             Exhibit
  ------      -----------------------------------------------------------------

   27.1*      Financial Data Schedule

   99.1*      Press Release dated May 15, 1998

-------------------------------------------------------------------------------
*Filed electronic herewith


     (b)  Reports on Form 8-K


          The Company filed a Form 8-K dated January 1, 1998 regarding the resignation of Bruce D. MacDonald as an officer of the Company and the sale to MacDonald of the Company's ownership interest in nine partnerships for $169,807. This document also reflected the purchase of five CD Warehouse stores from a franchisee, effective January 1, 1998, for a purchase price of $573,530, which was paid $211,030 in cash and $362,500 in restricted common stock of the Company valued at $3.625 per share.

          The Company filed a Form 8-K dated February 10, 1998 which outlined the two separate Credit Facilities the Company activated with Merrill Lynch Business Financial Services, Inc., a $500,000 Line of Credit and $500,000 Term Loan Agreement. Amounts borrowed under the Credit Facilities will bear an interest rate equal to the sum of 3.1% and the thirty-day Commercial Paper Rate.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CD WAREHOUSE, INC.,
                              a Delaware corporation



Date: May 14, 1998            /s/ Jerry W. Grizzle
                              -------------------------------------------------
                              Jerry W. Grizzle
                              Chairman of the Board of Directors;
                              President and Chief Executive Officer

Date: May 14, 1998            /s/ Doyle E. Motley
                              -------------------------------------------------
                              Doyle E. Motley
                              Senior Vice-President and Chief Financial Officer