Form 10QSB
period 1998-06-30
CD WAREHOUSE INC
filed 1998-08-12
CIK 1025822

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 1998

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to____________________.




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

                                     YES   X    NO
                                          ---      ---

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 12, 1998 was 3,550,550.

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - December 31, 1997
              and June 30, 1998 (unaudited).................................. 3

              Condensed Consolidated Statements of Income - Three
              months and six months ended June 30, 1997
              and 1998 (unaudited)........................................... 4

              Condensed Consolidated Statements of Cash Flows - Six
              months ended June 30, 1997 and 1998 (unaudited)................ 5

              Notes to Condensed Consolidated Financial
              Statements (unaudited)......................................... 7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 9

PART II. OTHER INFORMATION

              Item 2. Changes in Securities and Use of Proceeds.............. 15

              Item 4. Submission of Matters to a Vote of Security Holders.... 15

              Item 6. Exhibits and Reports on Form 8-K....................... 16

              Signatures..................................................... 17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CD WAREHOUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (INFORMATION AT JUNE 30, 1998 IS UNAUDITED)



                                     ASSETS
                                                                            DECEMBER 31, 1997   JUNE 30, 1998
                                                                            -----------------   -------------
Current assets:
        Cash and cash equivalents                                             $ 1,122,233        $ 7,604,032
        Accounts receivable, net                                                  517,248            761,032
        Merchandise inventory                                                   1,725,699          2,321,205
        Prepaid  expenses and other                                                53,816            110,712
                                                                              -----------        -----------
                     Total current assets                                       3,418,996         10,796,981

Furniture, fixtures and equipment, net                                            499,845            893,204

Investment in unconsolidated partnerships                                           6,009              3,441

Intangible and other assets, net                                                3,438,299         10,417,897
                                                                              -----------        -----------

                                                                              $ 7,363,149        $22,111,523
                                                                              ===========        ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                      $ 1,107,669        $   228,249
        Accrued liabilities                                                        85,438            211,395
        Advances and deposits                                                      90,000            189,500
        Income taxes payable                                                      205,000            146,885
                                                                              -----------        -----------
                     Total current liabilities                                  1,488,107            776,029

Deferred income taxes                                                              25,000             25,000
Minority interest                                                                  97,398             77,607

Stockholders' equity:
        Preferred stock, $.01 par value; 5,000,000 shares
             authorized, none issued                                                   --                 --
        Common stock, $.01 par value; 10,000,000 shares
             authorized, 1,820,000 and 3,550,550 issued and
             outstanding at December 31, 1997 and June 30, 1998,
             respectively                                                          18,200             35,506
        Additional paid-in-capital                                              5,348,543         20,575,735
        Retained earnings                                                         385,901            621,646
                                                                              -----------        -----------
                    Total stockholders' equity                                  5,752,644         21,232,887
                                                                              -----------        -----------
                                                                              $ 7,363,149        $22,111,523
                                                                              ===========        ===========


                            (See accompanying notes)

                               CD WAREHOUSE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      ---------------------------------    ---------------------------------
                                                       JUNE 30, 1997    JUNE 30, 1998       JUNE 30, 1997    JUNE 30, 1998
                                                      ----------------  ---------------    ---------------  ----------------
Revenues:
    Company operations:
       Retail store sales                                $   841,913       $ 1,832,074        $ 1,030,068      $ 3,487,775
       Wholesale merchandise sales                         1,075,994           397,010          2,158,454        1,466,528
       Software income, net                                   10,606            18,054             15,432           26,649
    Franchise operations:
       Royalty income                                        340,298           478,502            576,880          957,042
       Management fees                                        34,800            18,725             61,492           37,450
       Franchise and development fees                         44,000            44,500             50,000           77,500
                                                         -----------       -----------        -----------      -----------
                 Total revenues                            2,347,611         2,788,865          3,892,326        6,052,944

Operating costs and expenses:
       Cost of sales - retail store sales                    502,662         1,063,990            618,631        2,026,225
       Cost of sales - wholesale merchandise sales           971,512           372,434          1,976,428        1,338,975
       Retail store operating expenses                       324,790           641,768            408,677        1,210,748
       General and administrative                            386,173           590,284            655,655        1,033,636
       Depreciation and amortization                          60,869            80,467             95,769          153,582
       Minority interest in partnership income                14,875             9,193             15,573           18,073
                                                         -----------       -----------        -----------      -----------
                 Total operating costs and expenses        2,260,881         2,758,136          3,770,733        5,781,239
                                                         -----------       -----------        -----------      -----------
Operating income                                              86,730            30,729            121,593          271,705

Other income:
    Equity in income of unconsolidated partnerships           19,642            12,967             32,320           30,240
    Other income (expense)                                    (4,570)           76,757              4,086           75,300
                                                         -----------       -----------        -----------      -----------
                                                              15,072            89,724             36,406          105,540
                                                         -----------       -----------        -----------      -----------

Income before income taxes                                   101,802           120,453            157,999          377,245

Provision for income taxes                                    34,640            45,500             53,750          141,500
                                                         -----------       -----------        -----------      -----------

Net income                                               $    67,162       $    74,953        $   104,249      $   235,745
                                                         ===========       ===========        ===========      ===========
Net income per share - basic                             $      0.04       $      0.03        $      0.07      $       .10
                                                         ===========       ===========        ===========      ===========
Net income per share - diluted                           $      0.04       $      0.03        $      0.07      $       .10
                                                         ===========       ===========        ===========      ===========
Shares used in computation - basic                         1,820,000         2,646,446          1,600,442        2,285,230
                                                         ===========       ===========        ===========      ===========
Shares used in computation - diluted                       1,820,000         2,879,363          1,600,442        2,429,158
                                                         ===========       ===========        ===========      ===========


                            (See accompanying notes)

                               CD WAREHOUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                           ------------------------------------------
                                                                              JUNE 30, 1997         JUNE 30,1998
                                                                           --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITES:
      Net income                                                             $     104,249         $     235,745
      Adjustments to reconcile net income to net cash
        used for operating activities:
            Depreciation and amortization                                           95,769               153,582
            Loss on disposal of assets                                                  --                 1,031
            Changes in operating assets and liabilities:
                    Accounts receivable, net                                      (352,377)             (158,784)
                    Inventories                                                   (903,909)             (106,241)
                    Prepaid expenses and other                                     (57,353)              (46,896)
                    Investment in partnership                                       20,077               (61,396)
                    Other assets                                                   (44,503)               18,021
                    Accounts payable                                               306,429              (875,983)
                    Accrued liabilities                                             66,734                75,175
                    Advances and deposits                                           70,312                  (500)
                    Income taxes payable                                            53,750               (58,115)
                    Minority interests                                              94,297               (19,791)
                                                                             -------------         -------------
      Total adjustments                                                           (650,774)           (1,079,897)
                                                                             -------------         -------------
      Net cash used for operating activities                                      (546,525)             (844,152)

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of furniture, fixtures and equipment                               (398,342)             (246,763)
      Proceeds from disposal of assets                                                  --               115,030
      Acquisition of businesses:
            Cost in excess of net assets of companies acquired, net             (3,145,525)           (6,845,785)
            Accounts receivable                                                    (72,739)              (85,000)
            Inventory                                                             (398,346)             (441,529)
            Prepaid expenses and other                                                  --               (10,000)
            Furniture, fixtures and equipment                                      (50,514)             (134,500)
            Investment in partnerships                                             (21,452)                   --
            Other assets                                                              (931)               (7,500)
            Accounts payable                                                       543,229                    --
            Accrued liabilities                                                      1,673                    --
            Advances and deposits                                                       --               100,000
            Minority interest                                                       12,980                    --
                                                                             -------------         -------------
                                                                                (3,131,625)           (7,424,314)
                                                                             -------------         -------------
      Net cash used for investing activities                                    (3,529,967)           (7,556,047)

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net:
            Initial public offering                                              4,492,238                    --
            Private placement                                                           --            14,858,560
            Collection of stock subscription                                       350,000                23,438
                                                                             -------------         -------------
      Net cash provided by financing activities                                  4,842,238            14,881,998

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          765,746             6,481,799

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    15,431             1,122,233
                                                                             -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     781,177         $   7,604,032
                                                                             =============         =============

                               CD WAREHOUSE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



SUPPLEMENTAL CASH FLOW INFORMATION:

       For the six month period ending June 30, 1998 the Company had the following non-cash investing and financing activities:

         Purchased assets of a franchisee for $573,530 which was paid $211,030 in cash and $362,500 in restricted common stock of the Company, valued for purposes of the acquisition at $3.625 per share, which represented the market value of the stock on the acquisition date. The following table outlines the non-cash portion of this transaction:


               Cost in excess of net assets accrued, net          $   281,412
               Inventory                                               47,737
               Furniture, fixtures and equipment                       70,080
               Other assets                                            10,616
               Accounts payable                                         3,437
               Accrued liabilities                                    (50,782)
                                                                  -----------

                                                                  $   362,500
                                                                  ===========

                               CD WAREHOUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.      BASIS OF PRESENTATION

       The condensed consolidated financial statements as of December 31, 1997 and June 30, 1998 and for the six months ended June 30, 1997 and 1998, include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiary, Compact Discs Management, Inc. ("CDM"), and majority owned retail stores. All material intercompany accounts and transactions have been eliminated in consolidation.

       The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB.

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

NOTE 3.  PRIVATE PLACEMENT OFFERING AND BUSINESS ACQUISITION

       On May 25, 1998, the Company closed a private placement of 1,624,300 shares of the Company's common stock at a price of $10 per share. The proceeds of the private placement, after deducting discounts and offering expenses, were approximately $14.9 million.

       On June 26, 1998, the Company completed the acquisition of the franchise rights for 134 Disc Go Round(R) retail music stores, as well as the assets of 3 Disc Go Round(R) stores owned and operated by its parent company, from Grow Biz International, Inc. (NASDAQ: GBIZ) for $7.0 million.

                               CD WAREHOUSE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

       The following unaudited pro forma combined information presents a summary of the consolidated results of operations of the Company and the acquired business for the six months ended June 30, 1997 and 1998, as if the acquisition and the private placement of the Company had occurred January 1, 1997:

                                                            1997                1998
                                                     ------------------- -------------------
         Revenues                                       $ 4,933,226        $  7,444,444
         Net income                                     $   122,599        $    331,095
         Net income per share-basic and diluted         $       .04        $        .09
         Shares used in computation-diluted               3,224,742           3,689,368

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion is qualified in its entirety by the more detailed information in the Company's 1997 Annual Report to Stockholders (which includes its Form 10-KSB for the fiscal year ended December 31, 1997 and the financial statements contained therein, including the notes thereto), and the Company's other periodic reports and all Current Reports on Form 8-K filed with the Securitieis and Exchange Commission since December 31, 1997 (collectively are referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding the Company's business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. As used in herein, the word "Company" means CD Warehouse, Inc. and its wholly owned subsidiary, Compact Discs Management, Inc., unless the context indicates otherwise.

OVERVIEW

         The Company was formed in September 1996 to acquire the franchise operations of CDIL, a Texas limited partnership which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of June 30, 1998, there were 156 domestic units operating in 30 states and 7 international units operating in England, France, Guatemala and Venezuela.

     Simultaneously with the closing of the Initial Public Offering on January 27, 1997, the Company acquired the assets of CDIL, consisting primarily of CDIL's rights as franchisor in the various franchise agreements to which it was a party, for a purchase price of $3.2 million. In a related transaction (the "MacDonald Acquisition"), which also occurred simultaneously with the closing of the Offering, the Company acquired the equity interest of MacDonald, the then largest CD Warehouse franchisee, in 36 franchised CD Warehouse stores. Pursuant to the MacDonald Acquisition, the Company acquired 100% ownership of one store and minority equity interests (including MacDonald's interest as a managing general partner or limited liability company manager) in the other 35 franchised stores in which MacDonald had an interest. Effective December 30, 1997, the Company sold back to MacDonald the Company's various ownership interests in nine partnerships, for an aggregate consideration of $169,807. The partnerships, which act as franchisees of the Company, operate nine CD Warehouse stores. Pursuant to the sale, MacDonald assumed the Company's interest in the partnerships, which continue to operate as CD Warehouse franchisees

         On June 26, 1998 the Company completed the acquisition, for an aggregate purchase price of $7 million, of the franchise rights to 134 Disc Go Round(R) retail music stores from Grow Biz International, Inc. ("Grow Biz"), as well as the acquisition of the assets of three Disc Go Round(R) stores owned and operated by Grow Biz. Considering the above acquisition, as of June 30, 1998, the Company had 300 stores operating in 40 states domestically and in 5 different countries.

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

                        PERCENTAGE RESULTS OF OPERATIONS

                                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------           -------------------------
                                                           1997                1998               1997             1998
                                                          -------            -------            -------           -------
Revenues:
  Retail store sales                                         35.9%              65.7%              26.5%             57.6%
  Wholesale merchandise sales                                45.8               14.2               55.4              24.2
  Software income, net                                         .4                 .6                 .4                .5
  Royalty income                                             14.5               17.2               14.8              15.8
  Management fees                                             1.5                 .7                1.6                .6
  Franchise and development fees                              1.9                1.6                1.3               1.3
                                                            -----              -----              -----             -----

                                                            100.0%             100.0%             100.0%            100.0%
                                                            =====              =====              =====             =====

Operating costs and expenses:
  Cost of sales-retail stores sales (1)                      59.7%              58.1%              60.0%             58.1%
  Cost of sales-wholesale merchandise sales (2)              90.3               93.8               91.6              91.3
  Retail store operating expenses (1)                        38.6               35.0               39.7              34.7
  General and administrative                                 16.4               21.2               16.8              17.1
  Depreciation and amortization                               2.6                2.9                2.5               2.5
  Minority interest in partnership income                      .6                0.3                 .4                .3

Operating Income                                              3.7                1.1                3.1               4.5

Other income net                                               .6                3.2                 .9               1.7

Net income                                                    2.9%               2.7%               2.7%              3.9%


(1) As percentage of retail store sales.
(2) As percentage of wholesale merchandise sales.

                                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------------    --------------------------------
                                                          1997              1998                1997             1998
                                                      -------------    ----------------    ---------------   --------------
Sales Data:
  System wide sales                                    $8,248,085       $ 12,306,441        $15,705,179        $24,187,695
      Percentage increase (1)                              24%                 49%                22%              54%

Average monthly sales per store                        $   23,979       $     26,984        $    23,441        $   27,025
                                                       ==========       ============        ===========        ==========

Change in comparable retail store sales (2)                 9%                 15%                 9%              18%
                                                           ==                  ==                 ==               ==

(1) Represents percentage increase from comparable period in prior year.
(2) Represents percentage increase for stores open in both periods reported.

       STORE COUNT

                                        DECEMBER 31,                                                 JUNE 30,
                                            1997           OPEN          CLOSE        TRANSFER        1998
                                       ---------------  ------------  ------------  ------------- -------------
       Franchise
         Domestic - CDW                      131              10            --           (7)           134
         Domestic - DGR                       --             126*           --           --            126
                                          ------          ------        ------       ------         ------
                                             131             136            --           (7)           260

         International - CDW                   6               1            --           --              7
         International - DGR                  --               8*           --           --              8
                                          ------          ------        ------       ------         ------
                                               6               9            --           --             15

       Company
         Domestic - CDW                       13               2            --            7             22
         Domestic - DGR                       --               3*           --           --              3
                                          ------          ------        ------       ------         ------
                                              13               5            --            7             25
                                          ------          ------        ------       ------         ------
       Total                                 150             150            --           --            300
                                          ======          ======        ======       ======         ======

CDW - CD Warehouse
DGR - Disc Go Round
* Acquired June 26, 1998


RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Revenues

     Retail store sales increased $990,000 to $1,832,000 for the three months ended June 30, 1998, compared to $842,000 for the three months ended June 30, 1997. The increase in retail store sales is the result of having twenty-two stores (twenty Company and two majority-owned) in operation by June 30, 1998 compared to only thirteen stores at June 30, 1997.

     Wholesale merchandise sales decreased $679,000, or 63%, to $397,000 for the three months ended June 30, 1998, compared to $1,076,000 for the same period in 1997. The decrease is due to the Company discontinuing its "one-stop" warehouse operations in May 1998, which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

     Royalty income increased $139,000, or 41%, to $479,000 for the three months ended June 30, 1998, compared to $340,000 for the same period in 1997. The increase is due to the greater number of CD Warehouse franchise stores in operation at June 30, 1998 (141) compared to the number operating at June 30, 1997 (110). Additionally, same store sales for the three months ended June 30, 1998 increased 15% and monthly average store sales increased from $23,979 for the three months ended June 30, 1997 to $26,984 for the same period in 1998.

     Costs and Expenses

     Cost of sales for retail store sales increased $561,000 for the three months ended June 30, 1998, compared to the same period in 1997. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 58% of sales for the three months ended June 30, 1998, compared to 60% for the three months ended June 30, 1997.

     Cost of sales for wholesale merchandise decreased $600,000, or 62%, to $372,000 for the three months ended June 30, 1998, compared to $972,000 in 1997. This decrease is consistent with the decrease in sales discussed above. Cost of sales was 94% of sales for the three months ended June 30, 1998 compared to 90% for the same period in 1997. The increased cost of sales for the three months ended June 30, 1998 can be attributed to increased restocking charges associated with discontinuing warehouse operations relating to new CDs.

     Retail store operating expenses increased $317,000 to $642,000 for the three months ended June 30, 1998, compared to the comparable period in 1997. The increase was due to the increased number of Company-owned and majority-owned stores discussed above. However, retail store operating expense was 35% of retail store revenue for the three months ended June 30, 1998, while such operating expense was 39% of retail store revenue for the three months ended June 30, 1997. This decrease resulted from better operating results of Company-owned and majority- owned stores, which began operations during 1997. The results for the three months ended June 30, 1997 reflect the Company's initial development of Company stores, which included start up costs for four new stores. The Company acquired two new Company stores during the three months ended June 30, 1998.

     General and administrative expenses increased by $204,000 to $590,000 for the three months ended June 30, 1998, compared to $386,000 for the three months ended June 30, 1997. This increase resulted from the continued growth of the Company in both Company stores (increase of 9 stores) and franchise stores (increase of 31 stores). The three months ended June 30, 1998 also included costs associated with the Company's initial annual shareholders meeting, franchise convention and development cost of a new store design.

     Depreciation and Amortization

     Depreciation and Amortization increased $19,000 to $80,000 for the three months ended June 30, 1998 compared to $61,000 for the comparable period in 1997. This is primarily due to the increase of nine Company stores in 1998.

     Other Income

     Other income increased $75,000 to $90,000 for the three months ended June 30, 1998 compared to $15,000 for comparable period in 1997. This is primarily due to interest earned of approximately $75,000 on the net proceeds of the private placement completed in May 1998.

     Net Income

     Net income increased $8,000 to $75,000 for the three months ended June 30, 1998, compared to $67,000 for the same period ended June 30, 1997. The increase in net income is due to improved retail store operations, as indicated by reduced percentage of cost of sales and operating expenses, increase in royalties generated by the increased number of stores and same store sales and, finally, an increase in other income of $75,000, offset by increase in general and administrative expense.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

Revenues

     Retail store sales increased $2,458,000 to $3,488,000 for the six months ended June 30, 1998 compared to $1,030,000 for the six months ended June 30, 1997. The increase in retail store sales is the result of having twenty Company and two majority owned stores in operations during the six months ended June 30, 1998 compared to only thirteen during the same period in 1997.

     Wholesale merchandise sales decreased $691,000, or 32% to $1,467,000 for the six months ended June 30, 1998 compared to $2,158,000 for the same period in 1997. The decrease is due to the Company discontinuing its "one-stop" warehouse operations is May 1998 which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

     Royalty income increased $380,000 to $957,000 for the six months ended June 30, 1998 compared to $577,000 for the same period in 1997. Again, the increase is due to the greater number of franchise CD Warehouse franchise stores in operation at June 30, 1998 (141) compared to the number operating at June 30, 1997 (110). In addition, same store sales for the six months ended June 30, 1998 increased 18% while monthly average store sales increased from $23,441 for the six months ended June 30, 1997 to $27,025 for the same period in 1998.

     Costs and Expenses

     Cost of sales for retail store sales increased $1,408,000 for the six months ended June 30, 1998 compared to the same period in 1997. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 58% of sales for the six months ended June 30, 1998 compared to 60% for the six months ended June 30, 1997.

     Costs of sales for wholesale merchandise decreased $637,000 or 32% to $1,339,000 for the six months ended June 30, 1998 compared to $1,976,000 in 1997. The decrease is consistent with the decrease in sales. Cost of sales was 91% of sales for the six months ended June 30, 1998 compared to 92% for the comparable period in 1997.

     Retail store operating expenses increased $802,000 to $1,211,000 for the six months ended June 30, 1998, compared to $409,000 for the six months ended June 30, 1997. The increase is due to the increase of Company stores discussed above. Retail store operating expense was 35% of retail store revenue for the six months ended June 30, 1998 compared to 40% of retail store revenue for the same period in 1997. The decrease resulted from better operating results of Company and majority owned stores that began operations during 1997. The result for six months ended June 30, 1997 includes start up costs relating to eight new Company stores compared to five Company stores for the same period in 1998.

     General and administrative expenses increased by $378,000 to $1,034,000 for the six months ended June 30, 1998 compared to $656,000 for the six months ended June 30, 1997. This increase resulted from the continued growth of the Company in both Company stores (increase of 9 stores) and franchise stores (increase of 31 stores). The six months ended June 30, 1998 also included costs associated with the Company's initial annual shareholders meeting, franchise convention and development cost of a new store design.

     Other Income

     Other income increased $70,000 to $106,000 for the six months ended June 30, 1998 compared to $36,000 for the comparable period in 1997. This is primarily due to interest earned of approximately $75,000 on the net proceeds of the private placement completed in May 1998.

     Net Income

     Net income increased $132,000 to $236,000 for the six months ended June 30, 1998 compared to $104,000 for the same period ended June 30, 1997. The increase in net income is due to improved retail store operations, as indicated by reduced percentage of cost of sales and operating expenses, increase in royalties generated by increase number of stores and same store sales and finally, an increase in other income of $75,000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998 the Company had working capital of $10,021,000 and cash and cash equivalents aggregating $7,604,000, compared to working capital of $1,931,000 and cash and cash equivalents of $1,122,000 at December 31, 1997. Net cash used for operating activities was $844,000 for the six months ended June 30, 1998, compared to net cash used for operating activities of $547,000 for the six months ended June 30, 1997. The increased use of cash by operating activities for the six months ended June 30, 1998 was due principally to the reduction of amounts due the major labels because of the Company's decision to discontinue its warehouse operations relating to new CDs.

     Net cash used for investing activities was $7,556,000 for the six months ended June 30, 1998, compared to $3,530,000 for the same period in 1997. The significant use of cash for investing activities in 1998 and 1997 relates to the acquisition of Disc Go Round in May 1998 and the acquisition of the assets of CDIL in January 1997 combined with opening of Company stores.

     Net cash provided from financing activities was $14,882,000 for the six months ended June 30, 1998 compared to $4,842,000 for the same period in 1997. The net cash provided from financing in 1998 relates primarily to the private placement of 1,624,300 shares of common stock in May 1998. The net cash provided from financing in 1997 relates to the initial public offering and collection of a stock subscription in the amount of $350,000.

     In addition to the working capital at June 30, 1998, the Company has a $500,000 Line of Credit and $500,000 Term Loan Agreement ("Credit Facilities") with Merrill Lynch Business Financial Services, Inc. Amounts borrowed under the Credit Facilities will bear an interest rate equal to the sum of 3.1% and the thirty-day Commercial Paper Rate. As of the date of this Report, no balance is outstanding under these Credit Facilities. It is the Company's opinion that the current working capital at June 30, 1998, combined with the Credit Facilities will be sufficient to support the ongoing activities of the business for the foreseeable future.

                            PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       On May 28, 1998, CD Warehouse, Inc. (the "Company") closed a private placement (the "Offering") of an aggregate 1,624,300 shares (the "Shares") of the Company's common stock, par value $.01 per share (the "Common Stock"). The Shares, which were sold for a purchase price of $10.00 per share, for gross offering proceeds of $16,243,000, were sold in the United States to certain "accredited investors" (as such term is defined in Regulation D of the Securities Act of 1933 (the "Act")) in reliance on Rule 506 of Regulation D of the Act, and outside the United States to certain non-U.S. persons (who also are accredited investors) in reliance on Regulation S of the Act.

     Placement agents for the Offering were Capital West Securities, Inc. and ComVest Partners, Inc., who received in connection with the Offering (i) discounts and commissions of 8.0% of the gross proceeds of the Offering (an aggregate $1,299,440), and (ii) an aggregate 162,430 Common Stock purchase warrants, which entitle the holders thereof to purchase Common Stock at an exercise price of $10.00 per share on and after the first anniversary of the closing of the Offering (the "Closing") and expiring on the fifth anniversary of the Closing. Neither the Company nor any of its affiliates, directors or officers has any material relationship with any of the investors in the private placement.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       The Company held its annual stockholders' meeting on May 1, 1998. Three proposals were voted on by the Company's stockholders: 1) election of directors,
2) amendment of the Company's 1996 stock option plan, and 3) ratification of the appointment of Ernst & Young LLP as independent auditors. All proposals were approved by a majority of the votes cast at the meeting, as follows:

       (a)   Two directors were elected to each serve three year terms:

             Ronald V. Perry was elected as a Class 2 director for a term expiring at the 2001 annual meeting, with 1,369,656 shares voted in favor and 382,487 voted against; and Robert O. McDonald was elected as a Class 3 director for a term expiring at the 1999 annual meeting, with 1,369,856 voted in favor and 382,287 voted against. Jerry W. Grizzle, who is a Class 1 director with a term expiring at the 2000 annual meeting; Gary D. Johnson, who is also a Class 1 director; and Christopher M. Salyer, who is a Class 3 director with a term expiring at the 1999 annual meeting, were not up for reelection and continued on as directors.

       (b) Amendment of the Company's 1996 Stock Option Plan to (i) increase the maximum aggregate number of shares of common stock available for the grant of stock options under the 1996 Plan from 400,000 shares to 600,000 shares, (ii) change the vesting period of stock options granted under the 1996 Plan so that options may be exercised one year from date of grant, as opposed to the vesting schedule currently provided for in the Plan, which provides for incremental vesting in one-third increments over three years from date of grant; (iii) increase the number of shares of common stock covered under the automatic annual grant of options to directors of the Company from 6,000 to 10,000; and (iv) provide that the number of shares of common stock covered under options granted to a director newly appointed by the Board of Directors to fill a vacancy or new Board seat shall be pro-rated for the number of months elapsed since the last annual meeting of stockholders:

             In favor:          677,010
             Against:           401,946
             Abstain:            28,550
             Broker non-votes:  644,637

       (c) Ratification of the appointment of Ernst & Young LLP as independent auditors:

             In favor:          1,730,693
             Against:               2,200
             Abstain:              19,250

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits


        Exhibit
         Number                            Exhibit
       -----------  -----------------------------------------------------------

           10.1     Asset Purchase Agreement (filed as exhibit 10.1 to
                    Registrant's Current Report on Form 8-K filed June 26, 1998 and incorporated herein by reference)
           27.1*    Financial Data Schedule
           99.1*    Pro Forma Combined Statements of Operations of Registrant
                    for the six months ended June 30, 1998
       ----------------------
       *Filed electronically herewith

       (b)   Reports on Form 8-K

       The Company filed a Form 8-K dated May 22, 1998 concerning the private placement of 1,624,300 shares of the Company's common stock, par value $.01 per share. The shares, which were sold for a purchase price of $10.00 per share, for gross proceeds of $16,243,000, were sold largely to institutional and accredited investors in accordance with Regulation D and Regulation S of the Securities Act of 1933.

       The Company filed a Form 8-K dated June 16, 1998 announcing the completion of an asset acquisition agreement dated June 16, 1998 between the Company and Grow Biz.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CD WAREHOUSE, INC.,
                                         a Delaware corporation



Date: August 11, 1998                    /S/ JERRY W. GRIZZLE
                                         --------------------------------------
                                         Jerry W. Grizzle
                                         Chairman of the Board of Directors;
                                         President and Chief Executive Officer

Date: August 11, 1998                    /S/ DOYLE E. MOTLEY
                                         --------------------------------------
                                         Doyle E. Motley
                                         Senior Vice-President and Chief
                                         Financial Officer
                                         (Chief Accounting Officer)