Form 10QSB
period 1998-09-30
CD WAREHOUSE INC
filed 1998-11-12
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to _________________ .




                       COMMISSION FILE NUMBER 000-21887

                              CD WAREHOUSE, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      73-1504999
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1204 SOVEREIGN ROW, OKLAHOMA CITY, OKLAHOMA                 73108
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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of November 10, 1998 was 3,550,550.

Transitional Small Business Disclosure Format (check one): YES       NO   X
                                                               -----    -----

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                            Page

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets - December 31,
             1997 and September 30, 1998 (unaudited)...........................3

             Condensed Consolidated Statements of Income - Three
             months and nine months ended September 30, 1997
             and 1998 (unaudited)...........................................   4

             Condensed Consolidated Statements of Cash Flows - Nine
             months ended September 30, 1997 and 1998 (unaudited)...........   5

             Notes to Condensed Consolidated Financial Statements
             (unaudited)....................................................   7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................   9

PART II.     OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders............  17

   Item 6.   Exhibits and Reports on Form 8-K...............................  17

   Signatures...............................................................  18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (INFORMATION AT SEPTEMBER 30, 1998 IS UNAUDITED)

                                            ASSETS
                                                                            DECEMBER 31, 1997 SEPTEMBER 30, 1998
                                                                            ----------------- ------------------
Current assets:
        Cash and cash equivalents                                                 $ 1,122,233      $ 6,987,683
        Accounts receivable, net                                                      517,248          995,355
        Merchandise inventory                                                       1,725,699        3,109,474
        Prepaid  expenses and other                                                    53,816          101,883
                                                                                  -----------      -----------
                     Total current assets                                           3,418,996       11,194,395

Furniture, fixtures and equipment, net                                                499,845        1,116,573

Investment in unconsolidated partnerships                                               6,009            8,917

Intangible and other assets, net                                                    3,438,299       10,462,068
                                                                                  -----------      -----------

                                                                                  $ 7,363,149      $22,781,953
                                                                                  ===========      ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                          $ 1,107,669      $   586,399
        Accrued liabilities                                                            85,438          176,005
        Advances and deposits                                                          90,000          164,500
        Income taxes payable                                                          205,000          286,535
                                                                                  -----------      -----------
                     Total current liabilities                                      1,488,107        1,213,439

Deferred income taxes                                                                  25,000           25,000
Minority interest                                                                      97,398           82,914

Stockholders' equity:
        Preferred stock, $.01 par value; 5,000,000 shares
             authorized, none issued                                                       --               --
        Common stock, $.01 par value; 10,000,000 shares
             authorized, 1,820,000 and 3,550,550 issued and
             outstanding at December 31, 1997 and
             September 30, 1998, respectively                                          18,200           35,506
        Additional paid-in-capital                                                  5,348,543       20,571,755
        Retained earnings                                                             385,901          853,339
                                                                                  -----------      -----------
                     Total stockholders' equity                                     5,752,644       21,460,600
                                                                                  -----------      -----------
                                                                                  $ 7,363,149      $22,781,953
                                                                                  ===========      ===========

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      ---------------------------------    ---------------------------------
                                                       SEPTEMBER 30,    SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                           1997              1998               1997               1998
                                                      --------------    -------------       -------------      -------------
Revenues:
    Company operations:
       Retail store sales                             $    1,099,985     $  2,335,937      $    2,130,054        $ 5,823,712
       Wholesale merchandise sales                           876,913          580,064           3,035,367          2,046,592
       Software income, net                                   18,418            3,051              33,850             29,700
    Franchise operations:
       Royalty income                                        352,102          883,400             928,982          1,840,442
       Management fees                                        23,648           18,725              85,140             56,175
       Franchise and development fees                         55,000           47,000             105,000            124,500
                                                      --------------    -------------       -------------      -------------
                 Total revenues                            2,426,066        3,868,177           6,318,393          9,921,121

Operating costs and expenses:
       Cost of sales - retail store sales                    653,200        1,360,731           1,271,833          3,386,956
       Cost of sales - wholesale merchandise sales           777,392          511,957           2,753,819          1,850,932
       Retail store operating expenses                       421,364          841,579             830,041          2,052,327
       General and administrative                            376,648          670,860           1,032,303          1,704,496
       Depreciation and amortization                          65,317          206,428             161,086            360,010
       Minority interest in partnership income                12,827            5,309              28,400             23,382
                                                      --------------    -------------       -------------      -------------
                 Total operating costs and expenses        2,306,748        3,596,864           6,077,482          9,378,103
                                                      --------------    -------------       -------------      -------------
Operating income                                             119,318          271,313             240,911            543,018

Other income:
    Equity in income of unconsolidated partnerships           60,359           12,585              92,679             42,825
    Other income (expense)                                      (921)          87,445               3,165            162,745
                                                      --------------    -------------       -------------      -------------
                                                              59,438          100,030              95,844            205,570

                                                      --------------    -------------       -------------      -------------
Income before income taxes                                   178,756          371,343             336,755            748,588

Provision for income taxes                                    60,250          139,650             114,000            281,150
                                                      --------------    -------------       -------------      -------------


Net income                                            $      118,506    $     231,693      $      222,755        $   467,438
                                                      ==============    =============       =============      =============
Net income per share - basic                          $         0.07    $        0.07      $         0.13        $      0.17
                                                      ==============    =============       =============      =============
Net income per share - diluted                        $         0.07    $        0.06      $         0.13        $      0.16
                                                      ==============    =============       =============      =============
Shares used in computation - basic                         1,820,000        3,550,550           1,674,432          2,711,638
                                                      ==============    =============       =============      =============
Shares used in computation - diluted                       1,820,000        3,859,697           1,674,432          2,910,014
                                                      ==============    =============       =============      =============

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                           ------------------------------------------
                                                                           SEPTEMBER 30, 1997    SEPTEMBER 30, 1998
                                                                           --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITES:
      Net income                                                             $     222,755         $     467,438
      Adjustments to reconcile net income to net cash
        used for operating activities:
            Depreciation and amortization                                          161,086               360,010
            Loss on disposal of assets                                              30,778                 6,892
            Changes in operating assets and liabilities:
                    Accounts receivable, net                                      (394,190)             (393,107)
                    Inventories                                                 (1,275,445)             (700,611)
                    Prepaid expenses and other                                     (56,153)              (38,067)
                    Investment in partnership                                        7,086               (66,872)
                    Other assets                                                   (48,239)               (2,989)
                    Accounts payable                                               116,992              (517,833)
                    Accrued liabilities                                             55,759                39,785
                    Advances and deposits                                          149,890               (25,500)
                    Income taxes payable                                           114,000                81,535
                    Minority interests                                              97,536               (14,484)
                                                                             -------------         -------------
      Total adjustments                                                         (1,040,900)           (1,271,241)
                                                                             -------------         -------------
      Net cash used for operating activities                                      (818,145)             (803,803)

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of furniture, fixtures and equipment                               (483,470)             (497,825)
      Proceeds from disposal of assets                                                  --               115,030
      Acquisition of businesses:
            Cost in excess of net assets acquired, net                          (3,145,525)           (7,025,542)
            Accounts receivable                                                    (72,739)              (85,000)
            Inventory                                                             (398,346)             (635,428)
            Prepaid expenses and other                                                  --               (10,000)
            Furniture, fixtures and equipment                                      (50,514)             (155,700)
            Investment in partnerships                                             (21,452)                   --
            Other assets                                                              (931)              (14,300)
            Accounts payable                                                       543,229                    --
            Accrued liabilities                                                      1,673                    --
            Advances and deposits                                                       --               100,000
            Minority interest                                                       12,980                    --
                                                                             -------------         -------------
                                                                                (3,131,625)           (7,825,970)
                                                                             -------------         -------------
      Net cash used for investing activities                                    (3,615,095)           (8,208,765)

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net:
            Initial public offering                                              4,478,738                    --
            Private placement                                                           --            14,854,580
            Collection of stock subscription                                       350,000                23,438
                                                                             -------------         -------------
      Net cash provided by financing activities                                  4,828,738            14,878,018
                                                                             -------------         -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          395,498             5,865,450

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    15,431             1,122,233
                                                                             -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     410,929         $   6,987,683
                                                                             =============         =============

                              CD WAREHOUSE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



SUPPLEMENTAL CASH FLOW INFORMATION:

     For the nine month period ending September 30, 1998 the Company had the following non-cash investing and financing activities:

       Purchased assets of a franchisee for $573,530 which was paid $211,030 in cash and $362,500 in restricted common stock of the Company, valued for purposes of the acquisition at $3.625 per share, which represented the market value of the stock on the acquisition date. The following table outlines the non-cash portion of this transaction:


            Cost in excess of net assets acquired, net           $   281,412
            Inventory                                                 47,737
            Furniture, fixtures and equipment                         70,080
            Other assets                                              10,616
            Accounts payable                                           3,437
            Accrued liabilities                                      (50,782)
                                                                 -----------
                                                                 $   362,500
                                                                 ===========

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.      BASIS OF PRESENTATION

       The condensed consolidated financial statements as of December 31, 1997 and September 30, 1998 and for the nine months ended September 30, 1997 and 1998, include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiary, Compact Discs Management, Inc. ("CDM"), and majority owned retail stores. All material intercompany accounts and transactions have been eliminated in consolidation.

       The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB.

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

NOTE 3.      PRIVATE PLACEMENT OFFERING AND BUSINESS ACQUISITION

       On May 25, 1998, the Company closed an offering of 1,624,300 shares of the Company's common stock at a price of $10 per share. The proceeds of the offering (which were effected pursuant to Regulation D and Regulation S of the Securities Act of 1933), after deducting discounts and offering expenses, were approximately $14.9 million. In August 1998, the Company registered 1,595,300 of the 1,624,300 shares (as well as 125,000 additional shares of common stock issued or issuable under section 4(2) of the Securities Act) pursuant to a Registration Statement on Form S-3.

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

                              CD WAREHOUSE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

       The following unaudited pro forma combined information presents a summary of the consolidated results of operations of the Company and the acquired business for the nine months ended September 30, 1997 and 1998, as if the acquisition and the private placement by the Company had occurred January 1, 1997:

                                                      1997            1998
                                                   -----------    ------------
       Revenues                                    $ 8,064,792    $ 11,312,621
       Net income                                  $   341,880    $    562,788
       Net income per share-basic and diluted      $       .10    $        .15
       Shares used in computation-diluted            3,298,732       3,745,538

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion is qualified in its entirety by the more detailed information in the Company's 1997 Annual Report to Stockholders (which includes its Form 10-KSB for the fiscal year ended December 31, 1997 and the financial statements contained therein, including the notes thereto), and the Company's other periodic reports and all Current Reports on Form 8-K filed with the Securities and Exchange Commission since December 31, 1997 (collectively are referred to as the "Disclosure Documents"). Certain forward-looking statements contained herein and in such Disclosure Documents regarding the Company's business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. As used in herein, the word "Company" means CD Warehouse, Inc. and its wholly owned subsidiary, Compact Discs Management, Inc., unless the context indicates otherwise.

OVERVIEW

       The Company was formed in September 1996 to acquire the franchise operations of CDIL, a Texas limited partnership which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of September 30, 1998, there were 163 domestic units operating in 31 states and 7 international units operating in England, France, Guatemala and Venezuela.

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

       On June 26, 1998 the Company completed the acquisition, for an aggregate purchase price of $7 million, of the franchise rights to 134 Disc Go Round(R) retail music stores from Grow Biz International, Inc. ("Grow Biz"), as well as the acquisition of the assets of three Disc Go Round(R) stores owned and operated by Grow Biz. Considering the above acquisition, as of September 30, 1998, the Company had 302 stores operating in 40 states domestically and in 5 different countries.

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

                       PERCENTAGE RESULTS OF OPERATIONS

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                      ------------------------------       -------------------------------
                                                          1997              1998                1997             1998
                                                      -------------    -------------       -------------     -------------
Revenues:
  Retail store sales                                      45.3%              60.4%              33.7%             58.7%
  Wholesale merchandise sales                             36.1               15.0               48.0              20.6
  Software income, net                                      .8                 .1                 .5                .3
  Royalty income                                          14.5               22.8               14.7              18.5
  Management fees                                          1.0                 .5                1.4                .6
  Franchise and development fees                           2.3                1.2                1.7               1.3
                                                      -------------    -------------       -------------     -------------

                                                         100.0%             100.0%             100.0%            100.0%
                                                      =============    =============       =============     =============

Operating costs and expenses:
  Cost of sales-retail stores sales (1)                  59.4%              58.3%              59.7%             58.2%
  Cost of sales-wholesale merchandise sales (2)          88.7               88.3               90.7              90.4
  Retail store operating expenses (1)                    38.3               36.0               39.0              35.2
  General and administrative                             15.5               17.3               16.3              17.2
  Depreciation and amortization                           2.7                5.3                2.5               3.6
  Minority interest in partnership income                  .5                 .1                 .4                .2

Operating Income                                          4.9                7.0                3.8               5.5

Other income net                                          2.4                2.6                1.5               2.1

Net income                                                4.9%               6.0%               3.5%              4.7%

(1) As percentage of retail store sales.
(2) As percentage of wholesale merchandise sales.

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                      ------------------------------       -------------------------------
CD Warehouse stores only:                                 1997              1998                1997             1998
                                                      -------------    -------------       -------------     -------------
Sales Data:
  System wide sales                                   $   9,395,693    $  13,751,762       $  25,100,872      $ 37,939,457
      Percentage increase (1)                                38%              46%                 28%               51%

Average monthly sales per store                       $      26,114    $      28,909       $      24,370      $     27,673
                                                      =============    =============       =============     =============

Change in comparable retail store sales (2)                  19%              14%                 12%               16%
                                                      -------------    -------------       -------------     -------------


(1) Represents percentage increase from comparable period in prior year.
(2) Represents percentage increase for stores open in both periods reported.

STORE COUNT

                          DECEMBER 31,                                                SEPTEMBER 30,
                              1997           OPEN          CLOSE        TRANSFER          1998
                          ------------     --------      ---------      --------      -------------
Franchise
  Domestic - CDW              131             17            (3)           (10)            135
  Domestic - DGR               --            128*           (4)            --             124
                          ------------     --------      ---------      --------      -------------
                              131            145            (7)           (10)            259

  International - CDW           6              1            --             --               7
  International - DGR          --              8*           --             --               8
                          ------------     --------      ---------      --------      -------------
                                6              9            --             --              15

Company
  Domestic - CDW               13              4            (2)            13              28
  Domestic - DGR               --              3*           --             (3)              0
                          ------------     --------      ---------      --------      -------------
                               13              7            (2)            10              28
                          ------------     --------      ---------      --------      -------------
Total                         150            161            (9)            --             302
                          ============     ========      =========      ========      =============


CDW - CD Warehouse
DGR - Disc Go Round(R)
* Acquired 126 domestic franchise stores, 8 International franchise stores and 3 company owned stores on June 26, 1998


RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

       Revenues

       Retail store sales increased $1,236,000 to $2,336,000 for the three months ended September 30, 1998, compared to $1,100,000 for the three months ended September 30, 1997. The increase in retail store sales is the result of having thirty stores (twenty-eight Company and two majority-owned) in operation by September 30, 1998 compared to only fifteen stores at September 30, 1997.

       Wholesale merchandise sales decreased $297,000, or 34%, to $580,000 for the three months ended September 30, 1998, compared to $877,000 for the same period in 1997. The decrease is due to the Company discontinuing its "one-stop" warehouse operations in May 1998, which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

       Royalty income increased $531,000 to $883,000 for the three months ended September 30, 1998, compared to $352,000 for the same period in 1997. The increase is due to the greater number of CD Warehouse franchise stores in operation at September 30, 1998 (142) compared to the number operating at September 30, 1997 (115). Also, as a result of the acquisition of 134 Disc Go Round(R) franchise stores on June 26, 1998, approximately $352,000 of royalty income relating to these stores was recognized for the three months ended September 30, 1998. Additionally, stores operating as CD Warehouse increased their same store sales by 14% for the three months ended September 30, 1998 with monthly average sales for these stores increasing from $26,114 for the three months ended September 30, 1997 to $28,909 for the same period in 1998.

       Costs and Expenses

       Cost of sales for retail store sales increased $708,000 for the three months ended September 30, 1998, compared to the same period in 1997. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 58% of sales for the three months ended September 30, 1998, compared to 59% for the three months ended September 30, 1997.

       Cost of sales for wholesale merchandise decreased $265,000, or 34%, to $512,000 for the three months ended September 30, 1998, compared to $777,000 in 1997. This decrease is consistent with the decrease in sales discussed above. Cost of sales was 88% of sales for the three months ended September 30, 1998 compared to 89% for the same period in 1997.

       Retail store operating expenses increased $420,000 to $842,000 for the three months ended September 30, 1998, compared to the comparable period in 1997. The increase was due to the increased number of Company-owned and majority-owned stores discussed above. However, retail store operating expense was 36% of retail store revenue for the three months ended September 30, 1998, while such operating expense was 38% of retail store revenue for the three months ended September 30, 1997. This decrease resulted from better operating results of Company-owned and majority-owned stores, which began operations during 1997.

       General and administrative expenses increased by $294,000 to $671,000 for the three months ended September 30, 1998, compared to $377,000 for the three months ended September 30, 1997. This increase resulted from the continued growth of the Company in both Company stores (increase of 15 stores) and franchise stores (increase of 27 stores). The three months ended September 30, 1998 also included costs (travel, personnel, support, etc.) associated with absorbing the operations of 134 Disc Go Round(R) franchise stores discussed above.

       Depreciation and Amortization

       Depreciation and Amortization increased $141,000 to $206,000 for the three months ended September 30, 1998 compared to $65,000 for the comparable period in 1997. This is due partially to the increase of fifteen Company stores in 1998 compared to 1997. In addition, the three months ended September 30, 1998 include amortization of goodwill of $114,000 relating to the acquisition of the franchise rights to 134 Disc Go Round(R) retail music stores on June 26, 1998.

       Other Income

       Other income increased $41,000 to $100,000 for the three months ended September 30, 1998 compared to $59,000 for comparable period in 1997. This is primarily due to interest earned of approximately $90,000 on the net proceeds of the private placement completed in May 1998. The above increase is offset by a reduction of equity income of unconsolidated partnerships of $48,000. This reduction is due to the sale (in December 1997 and January 1998) of the Company's ownership in 18 of the 34 stores originally acquired in January 1997.

       Net Income

       Net income increased $113,000 to $232,000 for the three months ended September 30, 1998, compared to $119,000 for the same period ended September 30, 1997. The increase in net income is due to improved retail store operations, as indicated by reduced percentages of cost of sales and operating expenses, an increase in royalties generated by the increased number of franchise stores, an increase in same store sales and the addition of 134 Disc Go Round(R) franchise stores, offset by the increase in general and administrative expense.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

       Revenues

       Retail store sales increased $3,694,000 to $5,824,000 for the nine months ended September 30, 1998 compared to $2,130,000 for the nine months ended September 30, 1997. The increase in retail store sales is the result of having twenty-eight Company and two majority owned stores in operations during the nine months ended September 30, 1998 compared to only fifteen during the same period in 1997.

       Wholesale merchandise sales decreased $988,000, or 33% to $2,047,000 for the nine months ended September 30, 1998 compared to $3,035,000 for the same period in 1997. The decrease is due to the Company discontinuing its "one-stop" warehouse operations is May 1998 which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

       Royalty income increased $911,000 to $1,840,000 for the nine months ended September 30, 1998 compared to $929,000 for the same period in 1997. Again, the increase is due to the greater number of franchise CD Warehouse franchise stores in operation at September 30, 1998 (142) compared to the number operating at September 30, 1997 (115). Also, as a result of the acquisition of 134 Disc Go Round(R) franchise stores on June 26, 1998, approximately $352,000 of royalty income has been recognized as of September 30, 1998. Additionally, stores operating as CD Warehouse increased their same store sales by 16% for the nine months ended September 30, 1998 with monthly average sales for these stores increasing from $24,370 for the nine months ended September 30, 1997 to $27,673 for the same period in 1998.

       Costs and Expenses

       Cost of sales for retail store sales increased $2,115,000 for the nine months ended September 30, 1998 compared to the same period in 1997. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 58% of sales for the nine months ended September 30, 1998 compared to 60% for the nine months ended September 30, 1997.

       Costs of sales for wholesale merchandise decreased $903,000 or 33% to $1,851,000 for the nine months ended September 30, 1998 compared to $2,754,000 in 1997. The decrease is consistent with the decrease in sales. Cost of sales was 90% of sales for the nine months ended September 30, 1998 compared to 91% for the comparable period in 1997.

       Retail store operating expenses increased $1,222,000 to $2,052,000 for the nine months ended September 30, 1998, compared to $830,000 for the nine months ended September 30, 1997. The increase is due to the increase of Company stores discussed above. Retail store operating expense was 35% of retail store revenue for the nine months ended September 30, 1998 compared to 39% of retail store revenue for the same period in 1997. The decrease resulted from better operating results of Company and majority owned stores that began operations during 1997. The result for nine months ended September 30, 1997 includes start up costs relating to nine new Company stores compared to seven Company stores for the same period in 1998.

       General and administrative expenses increased by $672,000 to $1,704,000 for the nine months ended September 30, 1998 compared to $1,032,000 for the nine months ended September 30, 1997. This increase resulted from the continued growth of the Company in both Company stores (increase of 15 stores) and franchise stores (increase of 27 stores). The nine months ended September 30, 1998 also included costs (travel, personnel, support, etc) associated with absorbing the operations of 134 Disc Go Round(R) franchise stores discussed above.

       Depreciation and Amortization

       Depreciation and amortization increased $199,000 to $360,000 for the nine months ended September 30, 1998 compared to $161,000 for the same period in 1997. This is due to the addition of 15 Company owned stores and the amortization of goodwill associated with the acquisition of the franchise rights to 134 Disc Go Round(R) retail music stores on June 26, 1998 (approximately $38,000 per month).

       Other Income

       Other income increased $110,000 to $206,000 for the nine months ended September 30, 1998 compared to $96,000 for the comparable period in 1997. This is primarily due to interest earned of approximately $157,000 on the net proceeds of the private placement completed in May 1998. The above increase is offset by a reduction of equity income of unconsolidated partnerships of $50,000. This reduction is due to the sale (in December 1997 and January 1998) of the Company ownership interest in 18 of the 34 stores originally acquired in January 1997.

       Net Income

       Net income increased $244,000 to $467,000 for the nine months ended September 30, 1998 compared to $223,000 for the same period ended September 30, 1997. The increase in net income is due to improved retail store operations, as indicated by reduced percentages of cost of sales and operating expenses, an increase in royalties generated by the increase number of franchise stores, an increase in same store sales and the addition of 134 Disc Go Round(R) franchise stores, offset by the increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1998 the Company had working capital of $9,981,000 and cash and cash equivalents aggregating $6,988,000, compared to working capital of $1,931,000 and cash and cash equivalents of $1,122,000 at December 31, 1997. Net cash used for operating activities was $804,000 for the nine months ended September 30, 1998, compared to net cash used for operating activities of $818,000 for the nine months ended September 30, 1997. The use of cash by operating activities for the nine months ended September 30, 1998 and September 30, 1997 relates to the continued growth in both Company owned and franchise stores.

       Net cash used for investing activities was $8,209,000 for the nine months ended September 30, 1998, compared to $3,615,000 for the same period in 1997. The significant use of cash for investing activities in 1998 and 1997 relates to the acquisition of Disc Go Round(R) in June 1998 and the acquisition of the assets of CDIL in January 1997 combined with opening of Company stores.

       Net cash provided from financing activities was $14,878,000 for the nine months ended September 30, 1998 compared to $4,829,000 for the same period in 1997. The net cash provided from financing in 1998 relates primarily to the private placement of 1,624,300 shares of common stock in May 1998. The net cash provided from financing in 1997 relates to the initial public offering and collection of a stock subscription in the amount of $350,000.

       The Company is in process of developing an internet site which will offer both new and used CDs. This site should be operational in December 1998. The total cost associated with developing the internet commerce site has not yet been quantified by the Company. Although such costs may be significant, the Company believes it has sufficient funds to cover this project.

       In October 1998 the Company capitalized a wholly owned subsidiary, CD Warehouse Finance Company, to finance the growth of qualified franchisees. The financing subsidiary has not yet commenced operations, but the Company expects to fund its activities with a portion of the proceeds of the May 1998 private placement.

       In addition to the working capital at September 30, 1998, the Company has a $500,000 Line of Credit and $500,000 Term Loan Agreement ("Credit Facilities") with Merrill Lynch Business Financial Services, Inc. Amounts borrowed under the Credit Facilities will bear an interest rate equal to the sum of 3.1% and the thirty-day Commercial Paper Rate. As of the date of this Report, no balance is outstanding under these Credit Facilities. It is the Company's opinion that the current working capital at September 30, 1998, combined with the Credit Facilities will be sufficient to support the ongoing activities of the business for the foreseeable future.

YEAR 2000 ISSUES

       The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.


       The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in 1998, will be completed by June 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 30, 1998, it had completed approximately 50% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 50% of the initiatives are in process and expected to be completed on or about June 30, 1999.

       The Company has also mailed letters or verbally communicated with its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. As of September 30, 1998, the Company had received responses from a majority of such third parties, and substantially all of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. The Company plans to make a follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company.

       The cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. As of September 30, 1998, the Company had incurred minimal costs related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

       The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

       The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

                           PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended September 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

         Exhibit
         Number                       Exhibit
         -------   ------------------------------------------------
           27.1*   Financial Data Schedule


--------------------
*Filed electronically herewith

         (b)       Reports on Form 8-K


       The Company filed on August 21, 1998 a Form 8-K disclosing the dismissal of all causes of action and claims related to the litigation between the Company and Grow Biz International, Inc. filed by the Company on September 15, 1997.

       The Form 8-K also included as an Exhibit a "Letter to Shareholders" which discussed the Company's internet strategy.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CD WAREHOUSE, INC.,
                               a Delaware corporation



Date: November 10, 1998        /s/ Jerry W. Grizzle
                               --------------------
                               Jerry W. Grizzle
                               Chairman of the Board of Directors;
                               President and Chief Executive Officer

Date: November 10, 1998        /s/ Doyle E. Motley
                               -------------------
                               Doyle E. Motley
                               Senior Vice-President and Chief Financial Officer
                               (Chief Accounting Officer)