Form 10KSB
period 1998-12-31
CD WAREHOUSE INC
filed 1999-03-18
CIK 1025822

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


      For the transition period from _______________ to _______________.

For the Fiscal Year Ended December 31, 1998     Commission File Number 000-21887

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

Registrant's revenues for its most recent fiscal year were $15,261,903.

As of March 8, 1999, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $39,183,855.

As of March 8, 1999, there were 3,635,295 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                ---     ---

DOCUMENTS INCORPORATED BY REFERENCE: Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 9 through 12, of this Form 10-KSB.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

Item      PART I                                                         Page

 1.       Description of Business                                          1

 2.       Description of Property                                         14

 3.       Legal Proceedings                                               14

 4.       Submission of Matters to a Vote of Security Holders             15


          PART II

 5.       Market for Common Equity and Related Stockholder Matters        15

 6.       Management's Discussion and Analysis or Plan of Operation       16

 7.       Financial Statements                                            22

 8.       Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                        22


          PART III

 9.       Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act               22

10.       Executive Compensation                                          22

11.       Security Ownership of Certain Beneficial Owners and Management  23

12.       Certain Relationships and Related Transactions                  23

13.       Exhibits and Reports on Form 8-K                                23

Signatures                                                                25

Financial Information                                             Appendix A

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, the risks disclosed under "Item 6Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements. Further, there can be no assurance that the historical level of the Company's revenues and net income will continue to be achieved in the future.


                                    PART I

Item 1.   Description of Business.

General

          CD Warehouse, Inc. (together with its wholly owned subsidiaries, the "Company") is engaged in the franchising and ownership of music stores offering new and pre-owned compact discs ("CD's") and related products under two similar but distinct franchise systems, "CD Warehouse" and "Disc Go Round." The term "CD Warehouse System" encompasses the two franchise systems and their respective stores, which variously operate under the trade names "CD Warehouse," "Disc Go Round" and "CD Exchange." Since its initial public offering in January 1997 (the "IPO"), the Company has engaged in a program of expansion to achieve strong market recognition in the retail music industry. This expansion has been accomplished primarily through the sale of new franchises and the acquisition and conversion of independently owned retail music stores to company-owned stores, as well as the acquisition by the Company of existing franchised stores. During 1998, the most significant factors contributing to the Company's store and revenue growth were (i) the acquisition of the Disc Go Round franchise system from Grow Biz International, Inc. ("Grow Biz"), consisting of the franchise rights for 134 Disc Go Round retail music stores and the assets of three company-owned Disc Go Round stores, and (ii) the acquisition, as company-owned stores, of 21 CD Warehouse franchised stores. At December 31, 1998, the CD Warehouse System had an aggregate 314 stores in 40 states and the District of Columbia., Canada, England, France, Guatemala and Venezuela, with 135 franchised stores and 51 company-owned stores operating under the CD Warehouse concept (utilizing either the CD Warehouse or CD Exchange trade name) and 128 franchised stores operating under the Disc Go Round concept (utilizing either the Disc Go Round or CD Exchange trade name). The term "CD Warehouse" encompasses the CD Warehouse and CD Exchange stores operating within the CD Warehouse franchise system, and the term "Disc Go Round" encompasses the Disc Go Round and CD Exchange stores operating within the Disc Go Round franchise system.

          CD Warehouse and Disc Go Round stores sell their products to the general public in the market area where the respective store is located. A typical store, located in a high traffic strip shopping center, will occupy between 1,200 and 2,500 square feet and offer between 10,000 and 16,000 selections, with approximately 65% of the dollar sales volume being pre-owned selections and the balance being new releases from the major music categories. At each CD Warehouse and Disc Go Round store, a customer selects from a number of new and pre-owned CD's and may listen to pre-owned CD's before purchase. CD Warehouse and Disc Go Round stores sell CD's, take customers' CD's in trade or buy customers' CD's for cash. Typically, each store carries the majority of the Billboard Top 100 selections as "new" inventory, filling out its inventory selection with pre-owned CD's which are purchased for $1 to $4 and remarketed for $6 to $9.

          During the year ended December 31, 1998, the Company had total revenues of approximately $15,262,000, and net income of approximately $775,000. The Company's expansion strategy for 1999 is to open 30 franchised stores and open or acquire 35 company-owned stores. The Company also plans to further develop and market its internet site, http://www.cdwarehouse.com, launched in December 1998, which offers both new and used CDs. See "ITEM 1Description of BusinessCompetition."

History

          The Company was formed in September 1996 to acquire the assets of Compact Discs International, Ltd. ("CDIL"), a Texas limited partnership which franchised stores throughout the United States and England under the name "CD Warehouse." A portion of the proceeds of the Company's IPO was used to fund the $3.2 million acquisition (the "CDIL Acquisition"), which was consummated simultaneously with the closing of the IPO. See Item 12--Certain Relationships and Related Transactions. In a related transaction (the "MacDonald Acquisition"), which also occurred simultaneously with the closing of the IPO, the Company acquired the equity interests of Bruce D. MacDonald (together with his affiliates, "MacDonald") in various partnerships or other entities which were franchisees of an aggregate 36 franchised CD Warehouse stores. See Item 12Certain Relationships and Related Transactions. As a result of the CDIL Acquisition and the MacDonald Acquisition, the Company acquired the rights to the CD Warehouse name, assumed CDIL's role as franchisor under the franchise agreements to which CDIL was a party and acquired interests in the CD Warehouse stores in which MacDonald had an interest.

Recent Events

          . Effective January 1, 1998, the Company purchased the assets of a franchisee, ZDTMAC, a general partnership. The aggregate purchase price of $535,971 was paid $173,471 in cash and $362,500 in shares of the Company's common stock, par value $.01 per share (the "Common Stock"), valued for purposes of the acquisition at $3.625 per share. Pursuant to the acquisition, the five CD Warehouse stores operated by ZDTMAC became company-owned stores.

          . On May 28, 1998, the Company closed a private placement of an aggregate 1,624,300 shares of the Company's Common Stock. The Company received gross proceeds of $16,243,000 for the shares, which were sold for a purchase price of $10.00 per share. The shares were sold in the United States to certain "accredited investors" (as such term is defined in Regulation D of the Securities Act) in reliance on Rule 506 of Regulation D of the Act, and outside the United States to certain non-U.S. persons (who also were accredited investors) in reliance on Regulation S of the Act. Pursuant to certain registration rights afforded the purchasers of the shares, in September 1998 the Company effected a registration under the Securities Act of 1933, as amended, of substantially all such securities.

          . In June 1998, the Company completed the acquisition of Disc Go Round, a 137-store retail music franchise system. The acquisition consisted of the franchise rights for 134 Disc Go Round retail music stores and the assets of three company-owned Disc Go Round stores, for an aggregate cash purchase price of approximately $7 million.

          . During October 1998 and through November 6, 1998, Compact Discs Management, Inc., ("CD Management"), a wholly owned subsidiary of the Company, made purchases of 93 partnership and limited liability company units from the owners of such units, paying an aggregate cash purchase price of $1,737,867. The units acquired represented the equity interests of the sellers in three entities which owned and operated 16 CD Warehouse franchised stores in the states of Arkansas, Kansas, Louisiana, Missouri, Nebraska, Oklahoma and Texas. As a result of these individual purchases, CD Management acquired 100% of these 16 stores, which are operated under the CD Warehouse system concept as company-owned stores.

          . On February 22, 1999, the Company completed the purchase of a 16-store retail music chain located in San Diego, California and surrounding areas and operating under the name "Music Trader." The Company intends to operate the 16 stores as company-owned stores under the CD Warehouse concept. The total purchase price for the transaction, which was structured as an acquisition of the assets relating to the 16 stores, was $4,000,000, comprised of $3,000,000 in cash and $1,000,000 in Common Stock of the Company, valued for purposes of the acquisition at $11.80 per share.

Business Strategy

          The Company's business strategy of offering a mix of both new and pre-owned CD's is based on its belief that there is a growing consumer willingness to purchase pre-owned CD's, which is providing an expanding market niche in the retail music industry for CD resellers. The Company's business strategy is to establish itself as the recognized industry leader in the domestic buy-sell-trade retail CD marketplace by pursuing a three-fold approach: (1) offering quality, pre-owned CD's at exceptional value; (2) offering to accept as a trade, or buy for cash, selected CD's from customers; and (3) selling new releases at competitive prices.

          According to the Recording Industry Association of America (the "RIAA"), annual CD sales in the United States for 1998 were $11.4 billion in 1998, which represented a 15.1% increase from 1997 domestic CD sales of $9.9 billion. The lack of any audible difference between new and pre-owned CD's, durability of the medium, cost savings and the accumulating stock of available CDs for resale, suggest the possibility for rapid market growth in the pre-owned CD market. Because the CD is encased in plastic and read by a laser, the playing of CD's, and even the occasional careless handling of CDs, rarely cause damage that will impair performance or result in any degradation of sound quality. In the absence of pronounced abuse, CD's may reasonably be expected to last for decades; premium (gold-plated) CD's may last for centuries. Such extraordinary durability, coupled with the standard error-correction circuitry in CD players, means that pre-owned CDs are essentially indistinguishable from new CDs in terms of audible performance. By offering quality pre-owned CD's at substantial savings and responding to consumers' desire to recycle merchandise they no longer want or use but which has intrinsic value, the CD Warehouse remarketing concept emphasizes consumer value.

          Management believes that, in addition to the Company, Hastings Entertainment, Inc. and The Wherehouse are the only national chains selling pre-owned CD's on any significant scale, and that the market for CD remarketers is fragmented and underserved. Accordingly, the Company believes that it can increase its market share by expanding the CD Warehouse System in targeted markets. The Company's expansion strategy for 1999 is to open 30 franchised stores and open or acquire 35 company-owned stores. To accomplish this objective, the Company employs a business strategy that includes the following elements:

          Inventory Management System. The Company considers its inventory management system, which is a proprietary software program, to be essential to the success of its business strategy and the CD Warehouse concept. The program, which has a database in excess of 270,000 titles and includes catalogs from all the major record labels, assists each store in selectively procuring pre-owned CD's by supplying buying directions for every CD offered. The ability to access this data instantly gives store operators the capability to make an informed decision on every CD presented by a customer for purchase or trade, by reviewing the title's historic sales data, as well as the recommended purchase price that the CD has been assigned by the Company. By scanning each CD (utilizing bar coding capability), the program also includes point-of-sale recording of all transactions, including customer profiles with which mailing lists may be created. Additionally, as each transaction is entered, the program provides for the printing of customer receipts which concurrently compiles inventory by title, including respective costs, selling price and gross profit results. Accordingly, the program can generate reports of comprehensive data for any selected period or any facet of store operations, including sales by title, sales by dollar volume, inventory by title, individual transaction summaries, acquisitions for any period, system adjustments, cash register reconciliation and virtually any other pertinent financial information.

          The Company believes that its inventory management system contributes to more efficient system-wide management of inventory by reducing the need to purchase new titles from music distributors for new store inventories and affording existing stores the opportunity to sell excess inventory. As new stores are developed, opening packages of inventory are assembled by the Company and sold to the franchisees. The demand for inventory by new stores allows existing stores to sell excess inventory. If, for example, it is determined that a store may be overstocked on a particular selection, the Company may purchase the selection and resell it to another unit or as part of the opening inventory of a new store. The Company believes that this is a significant advantage in comparison to its competitors, since the Company can review all titles available and source its own system for inventory. Management anticipates as much as 75% of the opening inventory for a new store can be purchased from system stores. This constant inventory turnover allows existing stores to make a reasonable profit and provide a source of capital while providing an opportunity for the Company to acquire quality inventory to open new stores or update an existing location's inventory.

          The Company currently is developing enhancements of its proprietary software system. These enhancements will include such features as (i) a communication upgrade that will allow all stores to communicate with the Company and with each other, and (ii) an accounting package that will produce a profit and loss statement from the information captured by a store's point-of-sale register. The Company expects to introduce the software upgrade to all CD Warehouse stores during the third quarter of 1999. Disc Go Round stores utilize an inventory and point-of-sale software that offers comparable management reporting capability but lacks the CD Warehouse database.

          Customer Service. The Company emphasizes excellent customer service and seeks to employ, and to sell franchises to, motivated and energetic people. The Company also seeks to foster enthusiasm for its customer service philosophy and its franchise concepts through annual franchise conventions, regional meetings and other frequent contacts with its franchisees and store managers.

          Targeted Expansion. The Company believes that its existing core and developing markets offer significant growth opportunity for both company-owned and franchised store development. The Company concentrates its expansion of stores in markets where it can cluster stores, thereby expanding consumer awareness and creating significant operating, distribution and advertising efficiencies. To increase its penetration of core markets, the Company co-develops markets with franchisees, divides markets among franchisees or divides markets among the Company and franchisees. The Company also clusters its company-owned stores and franchised stores through the use of area development agreements and its site selection approval process. The Company believes that this approach has contributed to increased average store sales.

Store Locations

          The table below shows the location, as of December 31, 1998, of all CD Warehouse and Disc Go Round stores (which also includes, for each franchise system, stores operating under the trade name "CD Exchange") in the United States, Canada, England, France, Guatemala and Venezuela:

DOMESTIC

ALABAMA                          ARKANSAS                DELAWARE
Daphne++                         Fort Smith++            Newark+
Homewood++                       Little Rock *           Wilmington+
Hoover++                         North Little Rock*
Huntsville*                                              FLORIDA
Huntsville++                     CALIFORNIA              Bradenton++
Mobile++                         Huntington Beach+       Coral Gables*
                                 Palm Desert+            Davie++
                                                         Daytona Beach*
ARIZONA                          COLORADO                Deland*
Mesa+                            Arvada+                 Fern Park*
Scottsdale*                      Colorado Springs++      Ft. Lauderdale (2)++
                                 Ft. Collins*            Ft. Myers++
                                 Littelton+              Gainesville++

FLORIDA (cont'd)                 IOWA                    MINNESOTA
Jacksonville+                    Ames+                   Bemidji+
Jacksonville (2)*                Cedar Rapids++          Blaine+
Lake Park++                      Cedar Rapids+           Brooklyn Center+
Naples++                         Clive+                  Burnsville+
Neptune Beach*                   Davenport++             Duluth+
North Miami*                     Davenport+              Eden Prairie*
Orange Park*                     Des Moines (2)++        Edina+
Orlando*                         Des Moines+             Maple Grove+
Orlando+                         Sioux City++            Maplewood+
Ormond Beach*                    Waterloo++              Minneapolis(2)+
Palm Harbor*                     Waterloo+               Minnetonka*
Port Charlotte++                                         Roseville+
Sarasota++                       KANSAS                  St. Cloud+
Sanford*                         Overland Park*
Tallahassee(2)++                 Shawnee*                MISSOURI
Tampa+                           Wichita++               Arnold++
Venice++                                                 Ballwin++
                                 KENTUCKY                Cape Girardeau++
GEORGIA                          Lexington+              Gladstone*
Atanta(3)+                       Louisville(2)+          Independence*
Augusta+                         Paducah++               Lee Summit*
Duluth+                          Richmond+               O'Fallon++
Marietta+                                                Springfield*
Marietta++                       LOUISIANA               St. Louis++
Martinez++                       Baton Rouge*
Morrow+                          Baton Rouge++           MONTANA
                                 Lafayette*              Bozeman++
IDAHO                            Metarie*                Great Falls++
Idaho Falls++                    New Orleans++
                                 Shreveport++            NEBRASKA
ILLINOIS                         Shreveport+             Lincoln+
Burbank+                                                 Omaha*
Carbondale++                     MARYLAND
Chicago(2)+                      Elkridge++              NEVADA
Harwood Heights+                 Frederick+              Las Vegas(2)+
Moline+                          Laurel++
North Riverside+                                         NEW JERSEY
Palatine++                       MICHIGAN                Belleville++
Sterling+                        Ann Arbor+              Denville+
Streamwood++                     East Lansing++          Freehold+
                                 Grand Rapids(2)+        Laurel Springs++
INDIANA                          Holland+                Northfield++
Bloomington+                     Kalamazoo++             Voorhees+
Indianapolis++
Indianapolis(3)+
Mishawaka+

NEW YORK                         PENNSYLVANIA            Houston (5)*
Endicott+                        Allentown+              Houston+
Guilderland+                     Conshohocken+           Hurst++
Huntington Station++             Easton+                 Irving++
Rockville Center++               Erie+                   Lewisville++
Wantaugh++                       Greensburg+             Lubbock++
White Plains++                   Harrisburg+             Mesquite++
                                 Mechanicsburg+          Midland*
NORTH CAROLINA                   Monroeville+            North Richland Hills++
Cary+                            Philadelphia+           Plano++
Charlotte++                      Pittsburgh++            Rockwall++
Charlotte+                       Pittsburg+              Round Rock++
Durham+                          State College+          San Angelo++
Fayettville+                     West Mifflin++          San Antonio (6)++
Goldsboro++                                              San Marcos++
Raleigh+                         SOUTH CAROLINA          Sherman++
Wilmington+                      Columbia+               Texarkana++
                                 Greenville++            Waco*
NORTH DAKOTA                     Greenville+             Webster*
Fargo+                                                   Wichita Falls*
                                 SOUTH DAKOTA
OHIO                             Sioux Falls+            UTAH
Beavercreek+                                             Provo++
Boardman++                       TENNESSEE               Provo+
Brooklyn+                        Antioch+                Salt Lake City+
Canton++                         Bartlett+               St. George++
Centerville+                     Clarksville++           Taylorsville++
Cincinnati(2)+                   Jackson++
Cleveland Heights++              Madison+                VERMONT
Columbus (3)++                   Memphis*                Burlington+
Holland++                        Murfreesboro++
Mayfield Heights++               Nashville++             VIRGINIA
Miamisburg++                                             Alexandria++
Parma Heights++                  TEXAS
Toledo++                         Abilene*                WASHINGTON
Youngstown+                      Arlington (2)++         Belleville++
                                 Austin (3)++            Bremerton+
OKLAHOMA                         Austin+                 Kennewick+
Edmond*                          Carrollton++            Linwood+
Norman*                          College Station+        Seattle ++
Oklahoma City - North May*       Corpus Christi++        Seattle(3)+
Oklahoma City-NW Expressway*     Corpus Christi+
Shawnee*                         Dallas - Montfort*      WISCONSIN
Stillwater*                      Dallas (7)++            Appleton++
Tulsa*                           Denton ++               Appleton+
Tulsa++                          Duncanville++           Brookfield++
                                 El Paso*                Brookfield+
OREGON                           Ft. Worth (2) ++        East Milwaukee+
Beaverton+                       Garland*                Green Bay+
Portland+                        Grand Prairie++         Greenfield+

WISCONSIN (cont'd)               INTERNATIONAL           London++
Greenfield++                                             Watford++
Janesville+                      CANADA
Kenosha++                        Charlottetown/PE+       FRANCE
Madison(3)+                      Dartmouth/NS+           Caen++
Madison++                        Halifax/NS+
Racine++                         Ottawa/ON+              GUATEMALA
                                 Thunder Bay/ON+         Guatemala City++
WYOMING                          Winnipeg/MB (3)+
Casper+                                                  VENEZUELA
                                 ENGLAND                 Caracus++
DISTICT OF COLUMBIA              Ealing++
Washington++                     Leeds++

--------------------

*    Indicates company-owned store.
++   Indicates CD Warehouse store.
+    Indicates Disc Go Round store.


Expansion Strategy

          The first CD Warehouse store opened in Dallas, Texas in August 1992 and, as of December 31, 1998, the CD Warehouse System had an aggregate stores 314 stores in 40 states and the District of Columbia, Canada, England, France, Guatemala and Venezuela, with 135 franchised stores and 51 company-owned stores operating under the CD Warehouse concept and 128 franchised stores operating under the Disc Go Round concept. Key elements of the Company's expansion strategy include:

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

          Name Recognition and New Market Penetration. The Company believes the visibility of its stores at high traffic, Class A, strip shopping centers has generated good name recognition in the areas in which stores currently are located. The Company's expansion strategy involves the building-out of existing markets and the further penetration of developing markets through the clustering of both company-owned and franchised stores. This expansion strategy is designed to take advantage of operational and advertising efficiencies through store clustering within television and other advertising markets, thereby increasing market penetration and consumer awareness. To accelerate penetration of larger markets, the Company intends to continue to co-develop markets with franchisees or divide markets among franchisees, and intends to utilize market co-development where appropriate. In determining which new markets to develop, the Company considers many factors, including the size of the market, demographics, cost of media, population trends, competition and real estate availability and pricing.

          International Franchise Expansion. There are seven CD Warehouse franchised stores and eight Disc Go Round franchised stores currently operating in Canada, England, France, Guatemala and Venezuela. In January 1997, the Company entered into a master franchise agreement (the "Worldwide Area Development Agreement") with Mark E. Kane, the founder of CDIL. The Worldwide Area Development Agreement provides for a period of ten years for development of franchise operations worldwide, excluding the United States, Canada and Mexico, and includes a provision which allows the Company, at its option, to purchase Mr. Kane's interest in any franchised operations developed pursuant to the Worldwide Area Development Agreement. The development schedule under the agreement requires that Mr. Kane open 100 stores over the ten-year period. The agreement provides that Mr. Kane will pay the Company an amount to be jointly determined between the Company and Mr. Kane on a country-by-country basis, provided that the Company will receive a franchise fee of not less than $3,000 per store, a minimum royalty of 1% of gross sales based on individual store sales volume and 20% of the total fee received from each subfranchisee by Mr. Kane. In June 1998, the Company filed an arbitration claim against Mr. Kane, alleging breach of the Worldwide Area Development Agreement and seeking cancellation of the agreement. See Item 3--Legal Proceedings and Item 12-- Certain Relationships and Related Transactions.

          Consideration of Acquisitions. During 1998, the most significant factors attributable to the Company's store and revenue growth were (i) the acquisition of the Disc Go Round franchise system from Grow Biz, consisting of the franchise rights for 134 Disc Go Round retail music stores and the assets of three company-owned Disc Go Round stores, and (ii) the acquisition, as company-owned stores, of 21 CD Warehouse franchised stores. The Company intends to pursue the acquisition of other local and regional pre-owned music retailers to implement its strategy of building out current markets and establishing itself in new target markets that may be concurrently developed by the Company as well as franchised stores. Consistent with this strategy, on February 22, 1999, the Company completed the purchase of a 16-store retail music chain located in San Diego, California and surrounding areas and operating under the name "Music Trader."

          New Store Concept. During 1998, the Company investigated the need for a new, consistent appearance, both externally and internally, for stores operating under the CD Warehouse concept. A prototype unit, which was a company-owned store, opened in March 1998 in Norman, Oklahoma. The prototype carries slightly more inventory (18,000 titles) than is currently carried by existing CD Warehouse stores (10,000 to 16,000 titles), and utilizes updated decor and lighting schemes. The Company believes that it can derive greater profits by offering a larger variety in both new and pre-owned CD titles. Based on the success of the prototype, modifications were made and a uniform, low cost remodel plan has been devised for CD Warehouse franchisees. The Company is in the process of converting all company-owned stores to the new design, and all new CD Warehouse franchised stores will be required to conform to such design.

Operations

          Acquisition of Pre-owned CD's. A key component of the two franchise concepts within the CD Warehouse System is the purchase or trade of selected CD's from customers; accordingly, the Company obtains a significant portion of its pre-owned CD inventory primarily from within the system itself. Additionally, utilizing its inventory management system, which is a proprietary program, the Company affords existing stores the opportunity to sell excess inventory. As new stores are developed, opening packages of inventory are assembled by the Company and sold to the franchisees. The demand for inventory by new stores allows existing stores to sell excess inventory. If, for example, it is determined that a store may be overstocked on a particular selection, the Company may purchase the selection and resell it as part of the opening inventory of a new store. The Company believes that this is a significant advantage in comparison to its competitors since the Company can review all titles available and source its own system for inventory. As much as 75% of the opening inventory for a new store can be purchased from system stores. This constant inventory turnover allows existing stores to make a reasonable profit and provide a source of capital while providing an opportunity for the Company to acquire quality inventory to open new stores or update an existing location's inventory.

          Purchasing of New CD's, Other Point-of-Sale Items and Store Fixtures. For new music releases, the Company contracts with outside third-party distributors. The Company negotiates with vendors on behalf of the system for inventory display racks, lighting and related products which are then shipped directly from the manufacturers to the individual stores.

          As the system grows, the Company believes that additional quantity discounts can be negotiated with the respective equipment and product suppliers. The Company maintains its own distribution facility to provide its franchised and Company-owned stores with supplies and related materials.

Marketing and Advertising

          CD Warehouse Stores. The Company provides new stores with certain pre-opening items and point-of-sale materials. Additional point-of-sales materials are available to all stores at no cost from the record companies. Pursuant to the franchise agreement, which provides for each store to spend 2.5% of sales specifically on advertising, each CD Warehouse franchisee currently conducts its own marketing and advertising activities independently through newspapers and radio. In May 1997, the Company was instrumental in the formation of an advertising co-op in Dallas, Texas. All CD Warehouse stores in the Dallas, Texas trade area formed the co-op and agreed to contribute to the co-op 1.25% of sales on a monthly basis. The co-op meets monthly to determine how the co-op funds will be utilized to promote the sales of music in the Dallas market area. In July 1998, the Company activated a concept-wide advertising fund (the "SAF"). The Company did not require franchisees to participate in the SAF until there was an aggregate of 200 stores, including company-owned stores, operating under the CD Warehouse concept. With the acquisition of the 16 Music Trader stores in February 1999, the number of franchised and company-owned stores operating under the CDWI concept exceeded 200, and SAF participation is now mandatory. The Company expects that the SAF will become the primary creative and production vehicle for all marketing efforts respecting the CD Warehouse concept.

          Disc Go Round Stores. Disc Go Round franchisees under existing franchise agreements are required to spend 5% of their gross sales on approved advertising and marketing. In addition, all Disc Go Round franchisees are required to pay the Company an annual advertising production fee of $500.

          Under the current form of Disc Go Round franchise agreement, applicable for renewals, Disc Go Round franchisees are pay required to spend during each calendar quarter 2.5% of the store's gross sales to advertise and promote the store, of which 1 3/4% is spent directly by the store in local market advertising, and 3/4% is paid to the Company to be deposited into a concept-wide advertising fund to market the Disc Go Round concept.

Franchising Program

          CD Warehouse

          General. As of December 31, 1998, there were a total of 179 CD Warehouse stores in 32 states and the District of Columbia, and seven CD Warehouse stores in England, France, Guatemala and Venezuela. The Company expects to open 30 new CD Warehouse franchised stores by the end of 1999. However, there can be no assurance that all of these stores will be opened or that the development schedule set forth in each area development agreement will be achieved. Pursuant to the terms of existing area development agreements, a total of 54 stores are committed to be opened over the next two years.

          The CD Warehouse franchise agreement provides the franchisee the right to use or be provided, as the case may be, the Company's trade names, service marks and trademarks; design plans, color schemes, signs and fixtures for store premises; buying and selling guidelines; computerized inventory management system; initial inventory, operations and financial control guidelines; initial management training; and advertising assistance.

          Franchise Sourcing and Selection. The majority of new franchises are individuals responding to advertisements in national publications such as Entrepreneur Magazine and The Franchise Handbook. Various publications also publish articles or rankings of top-selling franchises (e.g., in February 1999, Entrepreneur Magazine ranked the Company 20th in its list of 101 fastest-growing franchises and 57th in its 20th Annual Franchise 500), which also elicit inquiries from potential franchisees. Franchisees are approved by the Company on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with the Company's operating philosophy.

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

          The Company has established a home page via the Internet (World Wide
Web) that will provide detail on the franchise opportunities presented by operating a CD Warehouse store. The Company's homepage can be accessed at http://www/cdwi.com/.

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

          Under the current form of domestic franchise agreement, CD Warehouse franchisees generally pay the Company (i) an initial franchise fee of $15,000,
(ii) royalties equal to 5% of monthly gross sales and (iii) a marketing fee equal to 2.5% of monthly gross sales. CD Warehouse franchisees existing prior to January 27, 1997 (the date of the CDIL Acquisition), who enter into a franchise agreement for a new location on or prior to December 31, 1998, will pay the Company (i) an initial franchise fee of $6,000; (ii) royalties equal to 5% of monthly gross sales and (iii) a marketing fee equal to 2% of monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of CD Warehouse stores only in the immediate vicinity of their stores.

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

          Unit Economics. The Company believes that future CD Warehouse stores can be opened for an initial investment of $123,300 to $150,300. The estimated initial investment is comprised of the following:


                                                        Minimum     Maximum
                                                        -------     -------

        Franchise Fee.........................         $ 15,000    $ 15,000
        Inventory.............................           40,000      50,000
        Leasehold Improve.....................           18,000      22,000
        Contractor............................           11,000      15,000
        Computer Hardware.....................            7,100       7,100
        Proprietary Software..................            1,500       1,500
        Signage (exterior and interior).......            7,200       7,200
        Fixtures and equipment................           17,000      19,500
        Lease and utility deposits............            1,500       3,000
        Initial working capital...............            5,000      10,000
                                                       --------    --------
               Total..........................         $123,300    $150,300
                                                       ========    ========

          Management believes that a key indicator of the success of a franchise location is the sales to capitalization ratio. That ratio is defined as the annual sales revenue generated by the business divided by the capitalization costs to open the business. For the year ended December 31, 1998, average unit sales on a comparable basis were $348,000. Based on an average initial estimated capitalization of $136,800, the sales to capitalization ratio to open a new CD Warehouse store is 2.54 to 1.

          Franchise Financing. Typically, franchisees obtain their own sources of financing and do not require the Company's assistance. However, the Company provides inventory and equipment financing through CD Warehouse Finance Company, a wholly owned subsidiary of the Company.

          Disc Go Round

          General. As of December 31, 1998, there were a total of 120 Disc Go Round stores in 32 states and eight Disc Go Round stores in Canada. The Company has determined that it will not sell or offer for sale any additional Disc Go Round franchises. Additionally, while the Company will honor its ongoing obligations as the franchisor under the Disc Go Round franchise agreements that it acquired, it intends to encourage the existing Disc Go Round franchisees to become CD Warehouse franchisees and to convert their Disc Go Round stores to CD Warehouse stores.

          The Franchise Agreement; Terms and Conditions. The domestic renewal of Disc Go Round franchises is made by a Uniform Franchise Offering Circular prepared in accordance with federal and state laws and regulations.

          Generally, the form of franchise agreement under which substantially all of the existing Disc Go Round franchises currently operate provides that Disc Go Round franchisees pay the Company (i) royalties equal to 5% of weekly gross sales, (ii) an annual marketing fee of $500 and (iii) a marketing fee equal to 5% of gross sales, with the Company having the option to increase the advertising expenditure to 6% of the franchisee's gross sales, of which up to 2% would be paid to the Company as an advertising fee for deposit into a system-wide advertising fund.

          Under the form of domestic franchise agreement applicable to renewing Disc Go Round franchisees, franchisees generally will pay the Company (i) a renewal franchise fee of $5,000, (ii) royalties equal to 5% of monthly gross sales and (iii) a marketing fee equal to 2.5% of monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of Disc Go Round stores only in the immediate vicinity of their stores.

          The Disc Go Round franchise agreement requires franchisees to comply with the Company's procedures of operation, to permit inspections and audits by the Company and to remodel stores to conform with standards in effect from time to time for the Disc Go Round system. The Company may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice which in the judgment of the Company is likely to adversely affect the Disc Go Round system. The Company's ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations.

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

          Existing Disc Go Round franchises may be renewed for a renewal term of five years; however, franchisees will not have the right to a subsequent term of renewal. The Company's ability to not renew franchise agreements pursuant to such provision is subject to applicable state laws and regulations.

Company Store Program

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

          Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See Item 1Description of Business. The Company's Director of Company Store Operations and his staff regularly visit company-owned stores to ensure compliance with Company standards and procedures and to provide advice and support.

          The following table sets forth the number of stores opened and closed throughout the CD Warehouse System during fiscal 1998:


                                  December 31,                                                December 31,
                                     1997          Opened         Closed       Transfers          1998
                                  ------------   ----------     ----------   -------------    ------------
Franchised Stores
  Domestic-CD Warehouse             131               32            (7)          (28)              128
  Domestic-Disc Go Round             --              128*           (6)           (2)              120
                                    ---              ---           ---           ---               ---
                                    131              160           (13)          (30)              248

  International-CD Warehouse          6                1            --            --                 7
  International-Disc Go Round        --                8*           --            --                 8
                                    ---              ---           ---           ---               ---
                                      6                9            --            --                15

Company-owned Stores
  Domestic-CD Warehouse              13                7            (2)           33                51
  Domestic-Disc Go Round             --                3*           --            (3)               --
                                    ---              ---           ---           ---               ---
                                     13               10            (2)           30                51

    Total                           150              179           (15)           --               314
                                    ===              ===           ===           ===               ===

* In June 1998, the Company completed the acquisition of the Disc Go Round franchise system from Grow Biz, consisting of the franchise rights for 134 Disc Go Round retail music stores (126 domestic and 8 international) and the assets of three company-owned Disc Go Round stores.

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

          According to the RIAA, CD sales in the United States were over $11.4 billion in 1998. The Company has various competitors in the industry which sell new recordings and music related merchandise. These companies vary from those who are specialty music stores in malls (such as Musicland and Camelot), those who utilize freestanding buildings (such as Blockbuster Music, Wherehouse Records, and Hastings Entertainment) and those who sell via the internet (such as CDNow and Amazon.com). Empirical studies conducted by the Company indicate that companies in mall locations typically charge $15.99 to $17.99 for their front-line CD products. Those in freestanding buildings generally have much larger facilities (between 12,000 to 20,000 square feet). Their selling price for front-line items range between $13.99 and $15.99, with the latest top 20 releases on sale for $11.99 to $13.99 per CD. None of these "superstores" sell pre-owned music except for Wherehouse Records and Hastings Entertainment, which have generally offered an inventory of pre-owned CDs in less than 500 square feet of space with limited selections.

          Other retailers offering music include major national discount stores, including Wal-Mart, K-Mart and Target stores. These national discounters maintain a very small number of new music titles while offering no pre-owned music. Their pricing will typically vary from $11.99 to $13.99 per item in approximately 1,000 square feet of space. In another category are the multi-media electronic stores (such as Best Buy and Circuit City), which have generally utilized approximately 1,000 square feet of space and discount their new releases from $9.99 to $12.99 per item.

          The Company also competes on the internet with retailers which sell new and used CD's online. The Company's retail website, http://www.cdwarehouse.com, commenced operations in December 1998. The online commerce market is new, rapidly evolving and intensely competitive, and the Company expects that competition will further intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost.

          The Company believes that CD Warehouse stores compete favorably with its competition in the pre-owned CD market in terms of price, selection, service and location.

          The Company also competes in the franchise industry for prospective franchisees. With respect to the only franchisor known to the Company to engage in a business similar to that of the Company, the Company believes that it competes favorably.

Trademarks and Service Marks

          The names "CD Warehouse," "Disc Go Round," "CD Exchange" are registered with the United States Patent and Trademark Office. The Company also has registered its copyright on its proprietary software system and has made application for the service marks for the phrases "The Future of Music" and "A New Spin on Music." The Company believes that its trademarks, service marks and copyright have significant value and are important to its marketing efforts.

Employees

          The Company as of March 15, 1999 employs 250 full-time and 150 part-time employees. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

Item 2.   Description of Property.

          The Company's principal executive offices are located at 1204 Sovereign Row, Oklahoma City, OK 73108. The total facility is approximately 11,000 square feet and is held under a 60-month lease with a monthly lease payment of $6,420. The expiration date of the lease is August 31, 2002. Approximately 6,500 square feet is used for administrative purposes and the balance of the space is utilized as a warehouse.

          The Company leases space for its 51 company-owned retail stores, typically for a fixed monthly rental and operating costs. Rental expense under these store leases totaled $724,160 for 1998. Total rental amounts of $2,693,626 under these noncancelable leases are due as follows: 1999--$1,009,722; 2000-- $793,692; 2001--$523,363; 2002--$268,651; 2003--$94,245; and thereafter--$3,953.

Item 3.   Legal Proceedings.

          On November 9, 1998, Jimick Products, Inc. ("Jimick") filed a petition for a temporary injunction in the District Court of Oklahoma County, State of Oklahoma against the Company, alleging that the Company breached an Area Wide Development Agreement and certain franchise agreements entered into between Jimick and the Company in May 1997. Jimick alleged, inter alia, that certain of the Disc Go Round franchised stores acquired by the Company in June 1998 and located in Jimick's development area encroached upon Jimick's development area in violation of its agreements with the Company. The petition sought a temporary injunction to disallow the conversion of Disc Go Round stores that were located in Jimick's development area to CD Warehouse stores and to prevent the Company from providing proprietary information regarding the CD Warehouse concept from being disclosed to the Disc Go Round franchisees. On November 20, 1998, the Court issued an order denying Jimick's request for a temporary injunction.

          On November 9, 1998, Jimick also filed a demand for arbitration with the American Arbitration Association ("AAA") based on the same allegations set forth above. The demand for arbitration seeks restitution for an unspecified amount of damages and injunctive relief together with costs of the action and attorneys' fees. The Company believes this action is without merit and intends to fight it vigorously.

          On June 24, 1998, the Company filed a demand for arbitration with the AAA against Mark E. Kane ("Kane"), alleging that Kane had breached a Worldwide Area Development Agreement entered into between the Company and Kane on October 1, 1996, based on Kane's failure to perform pursuant to the terms and conditions of the agreement including his failure to pay franchise and royalty fees due thereunder. The Company seeks, in part, the cancellation of the exclusive worldwide franchise arrangement with Kane, a determination that the agreement be terminated and the award of damages for unpaid franchise and royalty fees.

          On January 26, 1999, the Company filed a demand for arbitration with the AAA against Kane and Compact Disc International, Ltd. ("CDIL"), alleging anticipatory breach of Kane's covenant not to compete contained in the Asset Purchase Agreement entered into between the Company, Kane and CDIL on October 1, 1996. The Company seeks, as damages for such breach, the 300,000 shares of Company stock owned by Kane and held in escrow to collateralize Kane's indemnification obligations under the agreement.

          From time to time, the Company additionally may be involved in litigation relating to claims arising out of its normal business operation. The Company believes that any such litigation should not have a material adverse effect on the Company's financial position.

Item 4.   Submission of Matters to Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market for Common Equity

          The Company's Common Stock began trading on the NASDAQ Small Cap Market System on January 22, 1997, under the symbol "CDWI." The following table sets forth, for the periods indicated, the high and low sale price per share for the Company's Common Stock:

                                                           1998                                1997
                                            --------------------------------    ---------------------------------
                                                  High              Low               High               Low
                                            --------------    --------------    --------------    ---------------
      First Quarter.....................         $ 7 11/16          $  3 1/2            $5 1/2             $3 5/8
      Second Quarter....................         $  16 3/4          $7 13/16            $4 1/2             $2 1/2
      Third Quarter.....................         $24 15/16          $  6 3/4            $4 3/8             $2 3/4
      Fourth Quarter....................         $  23 5/8          $      5            $    5             $3 5/8

          At March 10, 1999, there were approximately 84 registered holders of record of the Common Stock.

          The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for the continued expansion of its business.

Recent Sales of Unregistered Securities

          The following sets forth certain information regarding recent sales of the Company's securities which were not registered under the Securities Act.

          Pursuant to an Asset Purchase Agreement between CD Management and Music Trader, Inc. ("Music Trader"), Jeffrey D. Clark and Debbi McGill-Clark, dated February 22, 1999, the Company purchased substantially all of the assets related to Music Trader's retail music business. One million dollars of the $4,000,000 purchase price was paid by the issuance to Music Trader of 84,745 shares of restricted Common Stock of the Company, calculated by dividing $1,000,000 by the average of the closing prices of the common stock, as quoted by Nasdaq, for the five trading days preceding the closing. Pursuant to the terms of the Asset Purchase Agreement, Music Trader was granted certain "piggyback" registration rights with respect to the 84,745 shares issued in connection with the transaction.

          No sales commissions were paid in connection with the above stock issuance. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

          Certain forward-looking statements contained herein regarding the Company's business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, and other risks. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. As used in herein, the word "Company" means CD Warehouse, Inc. and its wholly owned subsidiaries, Compact Discs Management, Inc., and CD Warehouse Finance Company unless the context indicates otherwise.

Statements of Operations

          The following table sets forth the Company's results of operations for the year ended December 31, 1998 and 1997. The information should be read in conjunction with the historical Financial Statements included elsewhere in this document.



                                                             Years Ended
                                                           December 31,
                                                          --------------------------
                                                             1998          1997
                                                          -----------  -------------
                                                       (in thousands except share data)
Revenues:
 Retail store sales.....................................   $ 9,966        $ 3,352
     Wholesale merchandise sales........................     2,127          3,903
     Software income, net...............................        92             61
     Royalty income.....................................     2,827          1,394
     Management fees....................................        62            116
     Franchise and development fees.....................       188            263
                                                           -------        -------
       Total revenues...................................    15,262          9,089

Operating costs and expenses:
     Cost of sales  retail store sales..................     5,902          1,998
     Cost of sales  wholesale merchandise sales.........     1,915          3,608
     Retail store operating expenses....................     3,307          1,226
     General and administrative.........................     2,512          1,510
     Depreciation and amortization......................       617            239
                                                           -------        -------
Total costs and expenses................................    14,253          8,581
                                                           -------        -------
Operating income........................................     1,009            508
Other income, net.......................................       232            108
                                                           -------        -------
Income before provision for  income taxes...............     1,241            616
Provision for income taxes..............................       466            230
                                                           -------        -------
Net income..............................................   $   775        $   386
                                                           =======        =======
Net income per share-basic..............................   $   .27        $   .23
                                                           =======        =======
Net income per share-diluted............................   $   .25        $   .23
                                                           =======        =======
Shares used in computation-basic........................ 2,923,090      1,714,790
                                                         =========      =========
Shares used in computation-diluted.....................  3,136,485      1,714,790
                                                         =========      =========


Overview

          The Company was formed in September 1996 to acquire the franchise operations of CDIL, a Texas limited partnership which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of December 31, 1998, there were 179 domestic units operating in 32 states and the District of Columbia, and 7 international units operating in England, France, Guatemala and Venezuela.

          Simultaneously with the closing of the IPO on January 27, 1997, the Company acquired the assets of CDIL, consisting primarily of CDIL's rights as franchisor in the various franchise agreements to which it was a party, for a purchase price of $3.2 million. In a related transaction (the "MacDonald Acquisition"), which also occurred simultaneously with the closing of the Offering, the Company acquired the equity interest of MacDonald, the then largest CD Warehouse franchisee, in 36 franchised CD Warehouse stores. Pursuant to the MacDonald Acquisition, the Company acquired 100% ownership of one store and minority equity interests (including MacDonald's interest as a managing general partner or limited liability company manager) in the other 35 franchised stores in which MacDonald had an interest. Effective December 30, 1997, the Company sold back to MacDonald the Company's various ownership interests in nine partnerships, for an aggregate consideration of $169,807. The partnerships, which act as franchisees of the Company, operate nine CD Warehouse stores. Pursuant to the sale, MacDonald assumed the Company's interest in the partnerships, which continue to operate as CD Warehouse franchisees.

          On June 26, 1998 the Company completed the acquisition, for an aggregate purchase price of approximately $7 million, of the franchise rights to 134 Disc Go Round retail music stores from Grow Biz, as well as the acquisition of the assets of three Disc Go Round stores owned and operated by Grow Biz. Considering the above acquisition, as of December 31, 1998, the Company had 314 stores operating in 40 states and the District of Columbia domestically and in five different countries.

              [The balance of this page intentionally left blank]

Results of Operations

          The Company derives its revenues primarily from retail sales of its company-owned stores, wholesale merchandise sales to franchisees of the Company and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, management fees and software income. Retail store cost of sales and operating expenses relate directly to company-owned retail store sales. Wholesale merchandise sales and associated cost of sales relate to the Company's franchising operations. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to company-owned store operations, as well as the Company's franchising operations. The number and sales volumes of company-owned retail stores directly affect the Company's revenues and expenses. The Company's revenues and, to a lesser extent, expenses, also are affected by the number and sales volumes of franchise stores. Initial franchise fees are directly affected by the number of franchised store openings.

          The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income:

                                                     Years Ended December 31,
                                                     ------------------------
                                                        1998          1997
                                                     ----------    ----------
Revenues:
 Retail store sales................................     65.3%          36.9%
     Wholesale merchandise sales...................     14.0%          42.9%
     Software income, net..........................       .6%            .7%
     Royalty income................................     18.5%          15.3%
     Management fees...............................       .4%           1.3%
     Franchise and development fees................      1.2%           2.9%
                                                       -----          -----
       Total revenues..............................    100.0%         100.0%

Cost and expenses:
     Cost of sales  retail store sales (1).........     59.2%          59.6%
     Cost of sales  wholesale merchandise sales(2).     90.0%          92.5%
     Retail store operating expenses (1)...........     33.2%          36.6%
     General and administrative....................     16.5%          16.6%
     Depreciation and amortization.................      4.0%           2.6%
Operating income...................................      6.6%           5.6%
Net income.........................................      5.1%           4.2%
_____________________

(1)  As a percentage of retail store sales.
(2)  As a percentage of wholesale merchandise sales.


                                                    Year Ended December 31,
                                                    -----------------------
CD Warehouse stores only:                           1998               1997
                                                    ----               ----
Sales Data:
  System wide sales                             $54,845,432        $36,494,857
      Percentage increase (1)                            50%                34%

Average monthly sales per store                 $    28,973        $    25,467
                                                ===========        ===========

Change in comparable retail store sales (2)              16%                14%
                                                ===========        ===========

(1)  Represents percentage increase from comparable period in prior year.
(2)  Represents percentage increase for stores open in both periods reported

Year Ended December 31, 1998 compared to Year Ended December 31, 1997.

          Revenues

          Retail store sales increased $6,614,000 to $9,966,000 for the year ended December 31, 1998 compared to $3,352,000 for the year ended December 31, 1997. The increase in retail store sales is the result of having 51 company or majority owned stores in operation during the year ended December 31, 1998 compared to only 16 during the same period in 1997.

          Wholesale merchandise sales decreased $1,776,000, or 46% to $2,127,000 the year ended December 31, 1998 compared to $3,903,000 for the same period in 1997. The decrease is due to the Company discontinuing its "one-stop" warehouse operations is May 1998 which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

          Royalty income increased $1,433,000 to $2,827,000 for the year ended December 31, 1998 compared to $1,394,000 for the same period in 1997. As a result of the acquisition of 134 Disc Go Round franchise stores on June 26, 1998, approximately $737,000 of additional royalty income has been recognized as of December 31, 1998. Additionally, stores operating as CD Warehouse increased their same store sales by 16% for the year ended December 31, 1998 with monthly average sales for these stores increasing from $25,467 for the year ended December 31, 1997 to $28,973 for the same period in 1998.

          Costs and Expenses

          Cost of sales for retail store sales increased $3,904,000 for the year ended December 31, 1998 compared to the same period in 1997. This increase is consistent with the increase of retail store revenue discussed above. Cost of sales was 59% of sales for the year ended December 31, 1998 compared to 60% for the year ended December 31, 1997.

          Costs of sales for wholesale merchandise decreased $1,693,000 or 47% to $1,915,000 for the year ended December 31, 1998 compared to $3,608,000 in 1997. The decrease is consistent with the decrease in sales. Cost of sales was 90% of sales for the year ended December 31, 1998 compared to 92% for the comparable period in 1997.

          Retail store operating expenses increased $2,081,000 to $3,307,000 for the year ended December 31, 1998, compared to $1,226,000 for the year ended December 31, 1997. The increase is due to the increase of company-owned stores discussed above. Retail store operating expense was 33% of retail store revenue for the year ended December 31, 1998 compared to 37% of retail store revenue for the same period in 1997. The decrease resulted from better operating results of company-owned and majority-owned stores that began operations during 1997. The results for the year ended December 31, 1997 includes start up costs relating to twelve new company stores compared to eight company stores in 1998.

          General and administrative expenses increased by $1,002,000 to $2,512,000 for the year ended December 31, 1998 compared to $1,510,000 for the year ended December 31, 1997. This increase resulted from the continued growth in both company-owned stores (increase of 38 stores) and franchised stores (increase of 126 stores). The year ended December 31, 1998 also included costs (travel, personnel, support, etc) associated with absorbing the operations of 134 Disc Go Round franchise stores discussed above.

          Depreciation and Amortization

          Depreciation and amortization increased $378,000 to $617,000 for the year ended December 31, 1998 compared to $239,000 for the same period in 1997. This is due to the addition of 38 company-owned stores and the amortization of goodwill associated with the acquisition of the franchise rights to 134 Disc Go Round retail music stores on June 26, 1998 (approximately $38,000 per month).

          Other Income

          Other income increased $124,000 to $232,000 for the year ended December 31, 1998 compared to $108,000 for the comparable period in 1997. This is primarily due to interest earned of approximately $224,000 on the net proceeds of the private placement completed in May 1998. The above increase is offset by a reduction of equity income of unconsolidated partnerships of $74,000. This reduction is due to the sale (in December 1997, January 1998 and October, 1998) of the Company ownership interest in the 34 stores originally acquired in January 1997.

          Net Income

          Net income increased $389,000 to $775,000 for the year ended December 31, 1998 compared to $386,000 for the same period in 1997. The increase in net income is due to improved retail store operations, as indicated by reduced percentages of cost of sales and operating expenses, an increase in royalties generated by the increased number of franchise stores, an increase in same store sales and the addition of 134 Disc Go Round franchise stores, offset by the increase in general and administrative expenses.

Liquidity and Capital Resources

          At December 31, 1998 the Company had working capital of $8,543,000 and cash and cash equivalents aggregating $4,442,000, compared to working capital of $1,931,000 and cash and cash equivalents of $1,122,000 at December 31, 1997. Net cash used for operating activities was $325,000 in 1998, compared to net cash used for operating activities of $129,000 in 1997. The use of cash by operating activities for the years ended December 31, 1998 and December 31, 1997 relates to the continued growth in both company-owned and franchised stores.

          Net cash used for investing activities was $11,233,000 for the year ended December 31, 1998, compared to $3,482,000 for the same period in 1997. The significant use of cash for investing activities in 1998 relates to the acquisition of Disc Go Round in June 1998 and the purchase of 16 stores in October 1998. The increase in 1997 relates to the acquisition of the assets of CDIL in January 1997. Both 1998 and 1997 also includes opening of company stores.

          Net cash provided from financing activities was $14,878,000 for the year ended December 31, 1998 compared to $4,718,000 for the same period in 1997. The net cash provided from financing in 1998 relates primarily to the private placement of 1,624,300 shares of common stock in May 1998. The net cash provided from financing in 1997 relates to the IPO and collection of a stock subscription in the amount of $350,000.

          The Company is in the process of developing an internet site which will offer both new and used CDs. Although this site began operations in December 1998, the total cost associated with developing the internet commerce site has not yet been quantified by the Company. Although such costs may be significant, the Company believes it has sufficient funds to cover this project.

          In October 1998 the Company formed a wholly owned subsidiary, CD Warehouse Finance Company, to finance the growth of qualified franchisees. As of December 31, 1998, the financing subsidiary has funded $218,000 for the development of two new franchised stores. The Company expects the activity to increase in the future and expects to fund its activities with a portion of the proceeds of the May 1998 private placement.

          In addition to the working capital at December 31, 1998, the Company finalized a $7,000,000 credit facility in February 1999 consisting of a $2,000,000 line of credit and a $5,000,000 Term Loan Agreement with Bank One Oklahoma, N. A. Amounts borrowed under the credit facility will bear an interest rate equal to Bank One's prime rate. As of the date of this report, $3,000,000 of the Term Loan has been utilized to acquire 16 retail music stores operating as Music Trader in San Diego, California on February 22, 1999. It is the Company's opinion that the current working capital at December 31, 1998, combined with the balance of the credit facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

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

          The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in 1998, will be completed by June 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of December 31, 1998, it had completed approximately 60% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 40% of the initiatives are in process and expected to be completed on or about June 30, 1999.

          The Company has also mailed letters or verbally communicated with its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. As of December 31, 1998, the Company had received responses from a majority of such third parties, and substantially all of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. The Company plans to make a follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company.

          The cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. As of December 31, 1998, the Company had incurred minimal costs related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

          The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, as such scenario has not yet been clearly identified. The Company expects that it will complete such analysis and contingency planning by December 31, 1999.

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

Item 7.   Financial Statements.

          The consolidated financial statements of the Company are incorporated by reference from pages F-1 through F-21 of the attached Appendix, and include the following:

          Consolidated Financial Statements of CD Warehouse, Inc.

               (1)  Report of Independent Auditors
               (2)  Consolidated Balance Sheet at December 31, 1998
               (3) Consolidated Statements of Income for the years ended December 31, 1998 and December 31, 1997
               (4)  Consolidated Statements of Stockholders' Equity for the
                    years ended December 31, 1998 and December 31, 1997
               (5)  Consolidated Statement of Cash Flows for the years ended
                    December 31, 1998 and December 31, 1997
               (6)  Notes to Consolidated Financial Statements

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


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With 16(a) of the Exchange Act

          The information required will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10.  Executive Compensation.

          The information required will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The information required will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

          The information required will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)       The following documents are filed as part of this report:

          (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-21.

          (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein:


 Exhibit
 Number                                Exhibit Index                                 Page
 -------                               -------------                                 ----
     3.1  Amended and Restated Certificate of Incorporation (filed as Exhibit
          3.1 to the Company's Registration Statement on Form SB-2, file number
          333-15139 and incorporated herein by reference)                              #

     3.2  Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's
          Registration Statement on Form SB-2, file number 333-15139 and
          incorporated herein by reference)                                            #

     4.1  Specimen Certificate of the Common Stock (filed as Exhibit 4.1 to the
          Company's Registration Statement on Form SB-2, file number 333-15139
          and incorporated herein by reference)                                        #

    4.2   See Articles IV and VIII of the Company's Certificate of Incorporation
          and Article II of the Company's Bylaws (filed as Exhibit 4.2 to the
          Company's Registration Statement on Form SB-2, file number 333-15139
          and incorporated herein by reference)                                        #

     4.3  Form of Warrant Agreement between the Company and the Underwriters
          (filed as Exhibit 4.3 to the Company's Registration Statement on Form
          SB-2, file number 333-15139 and incorporated herein by reference)            #

    *4.4  Warrant Agreement dated May 22, 1998, by and among the Company,
          Comvest Partners, Inc. and Capital West Securities                          50

     4.5  Amended 1996 Stock Option Plan (filed as Exhibit 4.4 to the Company's
          Registration Statement on Form S-8 dated February 19, 1999, file
          number 333-72651 and incorporated herein by reference)                       #

    10.1  Employment Agreement by and between the Company and Grizzle (filed as
          Exhibit 10.1 to the Company's Registration Statement on Form SB-2,
          file number 333-15139 and incorporated herein by reference)                  #

    10.2  Employment Agreement by and between the Company and Johnson (filed as
          Exhibit 10.2 to the Company's Registration Statement on Form SB-2,
          file number 333-15139 and incorporated herein by reference)                  #

    10.3  Employment Agreement by and between the Company and Motley (filed as
          Exhibit 10.4 to the Company's Registration Statement on Form SB-2,
          file number 333-15139 and incorporated herein by reference)                  #


 Exhibit
 Number                                Name of Exhibit                             Page
 -------                               ---------------                             ----
    10.4  Asset Purchase Agreement, dated as of June 16, 1998, by and between the Company and the Grow Biz International, Inc. (filed as Exhibit
          10.1 to the Company's Form 8-K dated June 26, 1998 and incorporated
          herein by reference)                                                       #

    10.5  Asset Purchase Agreement dated as of January 1, 1998, by and among CD
          Warehouse, Inc.; ZDTMAC; Compact Discs Management, Inc.; Texas ZDT
          Management, Ltd.; and the general and limited partners of Texas ZDT
          Management, Ltd. (filed as Exhibit 10.2 to the Company's Form 8-K
          dated January 1, 1998 and incorporated herein by reference)                #

    10.6  Form of Franchise Agreement (filed as Exhibit 10.10 to the Company's
          Registration Statement on Form SB-2, file number 333-15139 and
          incorporated herein by reference)                                          #

    10.7  Form of Lockup Agreement (filed as Exhibit 10.11 to the Company's
          Registration Statement on Form SB-2, file number 333-15139 and
          incorporated herein by reference)                                          #

    10.8  Form of Development Agreement (filed as Exhibit 10.13 to the Company's
          Registration Statement on Form SB-2, file number 333-15139 and
          incorporated herein by reference)                                          #

    10.9  Lease Agreement dated April 17, 1997 by and between Will Rogers
          Service Center Phase IV Associates and CD Warehouse, Inc. (filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
          Quarter ended June 30, 1998 and incorporated herein by reference)          #

    10.10 WCMA(R) Note, Loan and Security Agreement dated as of December 4,
          1997, between the Company and Merrill Lynch Business Financial
          Services Inc. (filed as Exhibit 10.1 to the Company's Form 8-K dated
          February 10, 1998 and incorporated herein by reference)                    #

    10.11 Term WCMA(R) Loan and Security Agreement dated as of November 28,
          1997, between the Company and Merrill Lynch Business Financial
          Services Inc. (filed as Exhibit 10.2 to the Company's Form 8-K dated
          February 10, 1998 and incorporated herein by reference)                    #

    10.12 Loan Agreement, dated February 17, 1999, between the Company and Bank
          One, Oklahoma, N.A. (filed as Exhibit 5.1 to the Company's Form 8-K
          dated February 24, 1999 and incorporated herein by reference)              #

   *21.1  List of subsidiaries                                                      56

   *23.1  Consent of Ernst & Young LLP                                              57

   *27.1  Financial Data Schedule                                                   58

    * Filed herewith.

    # Incorporated by reference.

(b) A report on Form 8-K was filed by the Company on November 11, 1998, reporting under "ITEM 5OTHER EVENTS" the Company's acquisition of 100% of the equity interests in three entities which own and operate 16 CD Warehouse franchised stores in the states of Arkansas, Kansas, Louisiana, Missouri, Nebraska, Oklahoma and Texas. No financial statements were filed as part of the Report.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 1999                    CD WAREHOUSE, INC.,
                                  a Delaware corporation


                                  /s/ Jerry W. Grizzle
                                  ------------------------------
                                  Jerry W. Grizzle
                                  Chairman of the Board of Directors;
                                  President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME AND TITLE                                             DATE
          --------------                                             ----



/s/ Jerry W. Grizzle                                            March 16, 1999
------------------------------
  Jerry W. Grizzle
    Chairman of the Board of Directors;
    President and Chief Executive Officer



/s/ Gary D. Johnson                                             March 16, 1999
------------------------------
  Gary D. Johnson
    Executive Vice President; Chief Operating
    Officer; Director



/s/ Doyle E. Motley                                             March 16, 1999
------------------------------
  Doyle E. Motley
    Sr. Vice President, Chief Financial Officer,
    Secretary and Treasurer
    (Principal Accounting Officer)



/s/ Robert O. McDonald                                          March 16, 1999
------------------------------
  Robert O. McDonald
    Director



/s/ Christopher  M. Salyer                                      March 16, 1999
------------------------------
  Christopher  M. Salyer
    Director

                                  APPENDIX A




                        Consolidated Financial Statements

                        CD Warehouse, Inc.


                        Years ended December 31, 1998 and 1997
                        with Report of Independent Auditors

                              CD Warehouse, Inc.

                       Consolidated Financial Statements

                    Years ended December 31, 1998 and 1997



                                    Contents


Report of Independent Auditors..........................................  F-2

Consolidated Financial Statements

Consolidated Balance Sheet..............................................  F-3
Consolidated Statements of Income.......................................  F-4
Consolidated Statements of Stockholders' Equity.........................  F-5
Consolidated Statements of Cash Flows...................................  F-6
Notes to Consolidated Financial Statements..............................  F-8

                        Report of Independent Auditors


The Board of Directors and Stockholders
CD Warehouse, Inc.


We have audited the accompanying consolidated balance sheet of CD Warehouse, Inc. as of December 31, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD Warehouse, Inc. at December 31, 1998 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         ERNST & YOUNG LLP


Oklahoma City, Oklahoma
February 19, 1999

                              CD Warehouse, Inc.

                          Consolidated Balance Sheet

                               December 31, 1998

Assets
Current assets:
 Cash and cash equivalents                                                     $ 4,442,454
 Accounts receivable, net of allowance for doubtful accounts of $111,049           976,438
 Notes receivable (Note 4)                                                          81,501
 Merchandise inventory                                                           4,366,422
 Prepaid expenses and other                                                        121,261
                                                                               -----------
Total current assets                                                             9,988,076

Furniture, fixtures and equipment, net (Note 5)                                  2,285,209
Notes receivable, due after one year (Note 4)                                      129,465
Intangibles and other assets, net (Note 6)                                      10,908,418
                                                                               -----------
Total assets                                                                   $23,311,168
                                                                               ===========
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                              $   640,019
 Accrued liabilities                                                               313,250
 Advances and deposits                                                              93,000
 Income taxes payable                                                              398,385
                                                                               -----------
Total current liabilities                                                        1,444,654

Deferred income taxes (Note 7)                                                      98,000
Commitments and contingencies (Note 9)

Stockholders' equity (Note 8):
 Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued               -
 Common stock, $.01 par value; 10,000,000 shares authorized,
  3,550,550 shares issued and outstanding                                           35,506
 Additional paid-in capital                                                     20,571,755
 Retained earnings                                                               1,161,253
                                                                               -----------
Total stockholders' equity                                                      21,768,514
                                                                               -----------
Total liabilities and stockholders' equity                                     $23,311,168
                                                                               ===========

See accompanying notes.

                               CD Warehouse, Inc.

                        Consolidated Statements of Income

                                                 YEAR ENDED DECEMBER 31,
                                                   1998           1997
                                                -----------   -----------

Revenues:
   Company operations:
     Retail store sales                         $ 9,965,694   $ 3,352,433
     Wholesale merchandise sales                  2,127,025     3,902,729
     Software income, net                            92,062        60,939
   Franchise operations:
     Royalty income                               2,827,205     1,393,717
     Franchise and development fees                 187,500       263,500
     Management fees                                 62,417       115,728
                                                -----------   -----------
Total revenues                                   15,261,903     9,089,046

Operating costs and expenses:
   Cost of sales--retail store sales              5,901,735     1,998,536
   Cost of sales--wholesale merchandise sales     1,914,723     3,608,480
   Retail store operating expenses                3,307,424     1,225,987
   General and administrative                     2,511,436     1,509,672
   Depreciation and amortization                    617,250       238,600
                                                -----------   -----------
Total costs and expenses                         14,252,568     8,581,275
                                                -----------   -----------
Operating income                                  1,009,335       507,771

Other income:
   Interest income                                  210,635        29,037
   Other, net                                        21,382        79,391
                                                -----------   -----------
                                                    232,017       108,428
                                                -----------   -----------
Income before income taxes                        1,241,352       616,199

Provision for income taxes (Note 7)                 466,000       230,000
                                                -----------   -----------
Net income                                      $   775,352   $   386,199
                                                ===========   ===========

Net income per share--basic and diluted:
   Basic                                        $      0.27   $      0.23
                                                ===========   ===========
   Diluted                                      $      0.25   $      0.23
                                                ===========   ===========

Shares used in computations:
   Basic                                          2,923,090     1,714,790
                                                ===========   ===========
   Diluted                                        3,136,485     1,714,790
                                                ===========   ===========

See accompanying notes.

                               CD Warehouse, Inc.

                 Consolidated Statements of Stockholders' Equity



                                                   Common Stock          Additional
                                            --------------------------    Paid-in      Retained
                                               Shares         Amount      Capital      Earnings
                                            -----------------------------------------------------

Balance at December 31, 1996                   350,000   $     3,500   $   346,500   $      (298)

Exercise of stock subscription                 350,000         3,500       346,500            --

Sale of common stock (net of offering
   costs)                                    1,040,000        10,400     4,256,343            --

Issuance of common stock in exchange for
   partnership interests                        80,000           800       399,200            --

Net income                                          --            --            --       386,199
                                            ----------   -----------   -----------   -----------
Balance at December 31, 1997                 1,820,000        18,200     5,348,543       385,901

Exercise of stock options                        6,250            63        23,375            --

Sale of common stock (net of offering
   costs)                                    1,624,300        16,243    14,838,337            --

Issuance of common stock in exchange for
   partnership interests                       100,000         1,000       361,500            --

Net income                                          --            --            --       775,352
                                            ----------   -----------   -----------   -----------
Balance at December 31, 1998                 3,550,550   $    35,506   $20,571,755   $ 1,161,253
                                            ==========   ===========   ===========   ===========


See accompanying notes.

                               CD Warehouse, Inc.

                      Consolidated Statements of Cash Flows


                                                                                YEAR ENDED DECEMBER 31,
                                                                                  1998            1997
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $   775,352    $   386,199
Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization                                                617,250        238,600
     Deferred income taxes                                                         73,000         25,000
     Gain on disposal of assets, net                                               19,588        (21,432)
     Net changes in operating assets and liabilities, exclusive of business acquisitions:
         Accounts receivable, net                                                (404,450)      (444,509)
         Inventories                                                             (849,087)    (1,287,056)
         Prepaid expenses and other                                               (57,446)       (53,816)
         Investment in partnerships                                               (57,955)        52,953
         Other assets                                                              (4,366)       (52,731)
         Accounts payable                                                        (552,103)       564,440
         Accrued liabilities                                                      116,343         83,765
         Advances and deposits                                                    (97,000)        90,000
         Income taxes payable                                                     193,385        205,000
         Minority interest                                                        (97,398)        84,418
                                                                              -----------    -----------
Total adjustments                                                              (1,100,239)      (515,368)
                                                                              -----------    -----------
Net cash used for operating activities                                           (324,887)      (129,169)

(Continued on following page)

                               CD Warehouse, Inc.



                                                             YEAR ENDED DECEMBER 31,
                                                             1998             1997
                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable:
   Advances                                              $   (218,000)   $         --
   Collections                                                  7,034              --
Purchases of furniture, fixtures and equipment             (1,434,360)       (535,426)
Proceeds from disposal of assets                              115,030         179,012
Organizational costs                                               --            (775)
Acquisition of businesses:
   Excess of purchase price over assets acquired           (7,631,259)     (3,138,756)
   Accounts receivable                                        (54,740)        (72,739)
   Inventory                                               (1,743,899)       (398,346)
   Prepaid and other                                          (10,000)             --
   Furniture, fixtures and equipment                         (449,315)        (50,514)
   Investment in partnerships                                      --         (21,452)
   Other assets                                               (61,978)           (931)
   Accounts payable                                            87,890         543,229
   Accrued liabilities                                         60,687           1,673
   Advances and deposits                                      100,000              --
   Minority interest                                               --          12,980
                                                         ------------    ------------
Net cash used for investing activities                    (11,232,910)     (3,482,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable:
   Advances                                                   280,938              --
   Repayments                                                (280,938)             --
Proceeds from sale of common stock, net                    14,854,580       4,368,016
Exercise of stock options                                      23,438              --
Exercise of stock subscription                                     --         350,000
                                                         ------------    ------------
Net cash provided by financing activities                  14,878,018       4,718,016
                                                         ------------    ------------
Net increase in cash and cash equivalents                   3,320,221       1,106,802

Cash and cash equivalents at beginning of year              1,122,233          15,431
                                                         ------------    ------------
Cash and cash equivalents at end of year                 $  4,442,454    $  1,122,233
                                                         ============    ============


See accompanying notes.

                              CD Warehouse, Inc.

                  Notes to Consolidated Financial Statements

                               December 31, 1998


1. Summary of Significant Accounting Policies

Organization and Operations

CD Warehouse, Inc. and its wholly-owned subsidiaries, Compact Discs Management, Inc. and CD Warehouse Finance Company (together the "Company") are engaged in the franchising and ownership of retail music stores offering new and preowned compact discs ("CDs") and related products. The Company was formed in Delaware on September 5, 1996 and had only limited operations prior to its Initial Public Offering and simultaneous business acquisition in January 1997. At December 31, 1998, the Company owns and operates 51 retail music stores located throughout the United States and has 248 franchised stores throughout the United States, and 15 stores located in Canada, England, France, Guatemala and Venezuela.

In December 1998, the Company established an internet website which will provide a worldwide electronic store front for the sale of new and preowned CDs, related music products, and concert and event tickets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CD Warehouse, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include money-market investments and investments in commercial paper with maturities of three months or less when purchased.

                              CD Warehouse, Inc.

1. Summary of Significant Accounting Policies (continued)


Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, trade receivables, and trade accounts payable approximate fair value because of the short maturity of those instruments. The Company's notes receivable from franchisees are at terms consistent with market rate for the length of the note and risk of the borrower. As such, the carrying amount for notes receivable approximates fair value.

Inventory

Inventory consists of new and preowned compact discs and is recorded at the lower of average cost or market.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, including leasehold improvements, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from five to ten years.

Intangibles

Intangible assets relate principally to the excess cost over net assets acquired of business and store acquisitions. Amortization of such costs are for periods ranging from ten to twenty years.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores for long-lived assets identified with individual stores, undiscounted net cash flows for acquired franchises, and consolidated undiscounted net cash flows for long-lived assets, not otherwise identifiable. No significant impairments were identified in 1998 or 1997.

                              CD Warehouse, Inc.

1. Summary of Significant Accounting Policies (continued)


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

Advertising Costs

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $392,000 and $131,000 in 1998 and 1997, respectively.

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

Advertising Fund

The Company operates an Advertising Fund which receives contributions from franchisees and the Company based on sales. These funds are used to provide and support national advertising for the CD Warehouse brand. These funds and the related expenditures are not included in the accompanying consolidated financial statements.

                              CD Warehouse, Inc.

1. Summary of Significant Accounting Policies (continued)


Net Income Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the disclosure of Basic and Diluted Earnings per Share ("EPS"). Basic EPS is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised (Note 8).

Supplemental Cash Flow Information

For the years ending December 31, 1998 and 1997, the Company had the following noncash investing and financing activities:

     In 1998, the Company purchased partnership interests of a Company franchisee for cash of $173,471 and 100,000 shares of the Company's common stock valued at $3.625 per share. The noncash portion of this transaction is as follows:

        Costs in excess of net assets acquired, net              $ 281,412
        Inventory                                                  221,208
        Furniture, fixtures and equipment                           70,080
        Other assets                                                10,616
        Accounts payable and accrued liabilities                   (47,345)
                                                                 ---------
                                                                   535,971
        Less cash paid                                            (173,471)
                                                                 ---------
                                                                 $ 362,500
                                                                 =========

                              CD Warehouse, Inc.

Supplemental Cash Flow Information (continued)


     In 1997, the Company purchased franchise interests of a Company franchisee for 80,000 shares of the Company's common stock valued at the initial public offering price of $5.00 per share:

        Costs in excess of net assets acquired, net              $301,806
        Inventory                                                  40,297
        Furniture, fixtures and equipment                          18,800
        Investment in partnerships                                 37,510
        Other assets                                                1,587
                                                                 --------
                                                                 $400,000
                                                                 ========

Income taxes paid in 1998 totaled $199,615. Interest paid in 1998 totaled $2,374. There was no interest or income taxes paid in 1997.

2. Public Offerings

In May 1998, the Company completed a private placement ("Placement") of 1,624,300 shares of common stock at $10.00 per share. Proceeds from the Placement, after deducting the placement discount and placement expenses, were approximately $14.8 million. The net proceeds from the Placement were used for acquisitions, expansion, provision of financing to franchisees, and working capital. The Company effected a Registration Statement on Form S-3 related to such shares in September 1998.

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

                              CD Warehouse, Inc.

3. Business Acquisitions

In January 1998, the Company purchased five CD Warehouse stores from a franchisee ("ZDTMAC") for cash of $173,471 and 100,000 shares of common stock valued at $3.625 per share for a total purchase price of $535,971. The acquisition was recorded under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $281,412 which is amortized on a straight-line basis over ten years.

In June 1998, the Company acquired the assets of three retail stores and franchise rights for 134 franchisees of Disc Go Round ("DGR"), a competing retailer of new and preowned compact discs, for cash of $7 million and assumption of liabilities of $100,000. The acquisition was accounted for under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $6,830,992 which is amortized on a straight-line basis over fifteen years.

In October 1998, the Company acquired, for cash of $1,737,867, the assets and liabilities of three partnerships: Compact Disc Investments II, Ltd., Compact Disc Investment V, Ltd., and Compact Disc Associates, L.L.C. which collectively owned 16 CD Warehouse stores. The Company, through its wholly-owned subsidiary, CD Management, Inc., previously owned a majority or minority interest in these partnerships. Upon the acquisition of these assets and liabilities, the related partnerships were dissolved. The acquisition was accounted for under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $629,245, which is amortized on a straight-line basis over ten years.

The 1998 acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. The cash portions of the acquisitions were financed through proceeds from the

                              CD Warehouse, Inc.

3. Business Acquisitions (continued)

Company's private placement of common stock and operating cash flows. Following are the Company's unaudited pro forma results for 1998 and 1997 assuming the acquisitions occurred on January 1, 1997 (in thousands, except for per share data):

                                                                            1998           1997
                                                                        --------------------------
        Total revenues                                                  $20,658,280    $16,893,947
        Net income                                                       $1,068,014       $748,302
        Net income per common share:
         Basic                                                                 $.30           $.21
         Diluted                                                               $.28           $.21
        Weighted average common shares:
         Basic                                                            3,550,550      3,550,550
         Diluted                                                          3,763,945      3,550,550

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including amortization of goodwill as a result of the acquisitions and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1997, or of future results of operations.

In January 1997, simultaneously with the closing of the Offering (Note 2), the Company purchased substantially all of the assets of Compact Discs International, Ltd. ("CDIL") for $3.2 million. Prior to the acquisition, CDIL was engaged principally in the business of selling new and preowned audio compact discs to its franchisees. Also in January 1997, the Company purchased all of the franchise interests of the largest CDIL franchisee in exchange for 80,000 shares of the Company's common stock. These acquisitions were recorded in January 1997 under the purchase method of accounting and resulted in an excess of purchase price over net assets acquired of approximately $3.5 million which is amortized on a straight-line basis over twenty years.

                              CD Warehouse, Inc.

4. Notes Receivable

During 1998, the Company formed CD Warehouse Finance Company to provide financing to new and existing franchisees. The financing is provided in the form of notes receivable, secured by store assets and guarantees of the franchisees. The notes generally require monthly payments of principal and interest, have a two to four year term, and bear interest at 10.05%. Amounts outstanding under these notes totaled $210,966 at December 31, 1998.

5. Furniture, Fixtures and Equipment

At December 31, 1998, furniture, fixtures and equipment, including leasehold improvements, were comprised of the following:

        Furniture, fixtures and equipment located at:
          Corporate headquarters                         $   405,052
          Retail stores                                    1,421,996
        Internet website development in progress             659,732
                                                         -----------
                                                           2,486,780
        Accumulated depreciation                            (201,571)
                                                         -----------
                                                         $ 2,285,209
                                                         ===========

Depreciation expense totaled $162,667 and $63,185 for 1998 and 1997, respectively.


6. Intangibles and Other Assets

Intangibles and other assets consist of the following at December 31, 1998:


        Excess of purchase price over net assets acquired
          in business acquisitions                            $ 11,389,967
        Deposits and other                                         132,209
                                                              ------------
                                                                11,522,176
        Accumulated amortization                                  (613,758)
                                                              ------------
                                                              $ 10,908,418
                                                              ============

Amortization of goodwill totaled $454,583 and $175,415 in 1998 and 1997, respectively.

                              CD Warehouse, Inc.

7. Income Taxes

The significant components of income tax expense for the years ended December 31, 1998 and 1997 are as follows:


                                        1998             1997
                                   -------------------------------

        Current tax expense:
         Federal                     $ 339,000        $ 180,000
         State                          54,000           25,000
                                     ----------       ----------
                                       393,000          205,000


        Deferred tax expense:
         Federal                        62,000           22,000
         State                          11,000            3,000
                                     ----------       ----------
                                        73,000           25,000
                                     ----------       ----------
                                     $ 466,000        $ 230,000
                                   ===============================


The provision for income taxes differs from the computed "expected" income tax provision using federal statutory rates on income before income taxes for the following reasons:

                                                     Year ended December 31,
                                                        1998            1997
                                                   ----------------------------

     Computed "expected" income tax                 $ 422,059       $ 209,508
     Increases in taxes resulting from:
      State income taxes, net of federal benefit       43,013          18,488
      Other                                               928           2,004
                                                   ----------------------------
                                                    $ 466,000       $ 230,000
                                                   ============================


Deferred income taxes and deferred tax liability at December 31, 1998 result from differences in amortization of intangibles and depreciation of furniture and fixtures for financial and tax purposes.

                              CD Warehouse, Inc.

8. Stockholders' Equity

Earnings Per Share

                                                       1998            1997
                                                 -------------------------------
     Income:
       Income available to common shareowners      $  775,352       $  386,199
                                                 ===============================

     Weighted average shares:
       Outstanding                                   2,923,090       1,714,790
     Dilutive shares assuming:
       Exercise of stock options                       276,750              --
       Exercise of warrants                            262,430              --
       Less: Shares purchasable with proceeds         (325,785)             --
                                                 --------------   --------------
     Total shares                                    3,136,485       1,714,790
                                                 ===============================

     Basic EPS                                     $      0.27      $     0.23
                                                 ===============================
     Diluted EPS                                   $      0.25      $     0.23
                                                 ===============================

Options to purchase 261,000 shares of common stock at a range of $3.13 to $5.00 and warrants to purchase 100,000 shares of common stock at $7.50 per share were outstanding during 1997 but were not included in the computation of the diluted EPS because the exercise price was greater than the average market price of the common shares.

Stock Option Plan

In December 1996, the Company adopted the 1996 Stock Option Plan which, as amended, provides for grants of up to 600,000 shares of common stock to certain employees, officers, directors and others. Generally, the purchase price of stock issuable upon exercise of the options will be at least equal to the fair market value of the stock on the dates of grant. Generally, options are exercisable no longer than ten years from the dates of grant. The Company has agreed to grant options to purchase 10,000 shares annually to each director. No options were granted through December 31, 1996. In 1998 and 1997, options to acquire 107,000 and 261,000 common shares, respectively, were granted at option prices equal to the fair market value of the common stock on the date of grant. No expense related to options granted was recorded in 1998 and 1997.

                              CD Warehouse, Inc.

8. Stockholders' Equity (continued)

Stock option transactions for 1998 and 1997 are summarized as follows:

                                                              1998                       1997
                                                  --------------------------   --------------------------
                                                                  Weighted                    Weighted
                                                                  Average                     Average
                                                                  Exercise                    Exercise
                                                     Shares        Price         Shares        Price
                                                  -------------------------------------------------------

     Outstanding at beginning of year               261,000       $   3.84
     Granted                                        107,000       $  11.18      261,000       $   3.84
     Exercised                                       (6,250)      $   3.75           --
     Canceled, forfeited, or expired                     --                          --
                                                  ----------                  -----------
     Outstanding at end of year                     361,750       $   6.01      261,000       $   3.84
                                                  ==========                  ===========
     Exercisable at end of year                      88,042       $   3.84           --
                                                  ==========                  ===========

     Weighted average fair value of options
      granted during year                          $   4.34                    $   2.18
                                                  ==========                  ===========

Outstanding options to acquire 361,750 shares of stock at December 31, 1998 had exercise prices ranging from $3.13 to $12.88 per share and had a weighted average remaining contractual life of 9 years.

The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), presents net income and earnings per share information as if the Company had accounted for stock options issued in 1998 and 1997 using the fair value method prescribed by the Statement. The fair value of issued stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998 and 1997, respectively: weighted average risk-free interest rate of 5.49% and 5.81%; no dividends over the option term; stock price volatility factor of .363 and .599, and a weighted average expected option life of five years. For the purpose of the following pro forma information, the estimated fair value as determined by the model was amortized to expense over the respective vesting period. The SFAS 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods.

                              CD Warehouse, Inc.

8. Stockholders' Equity (continued)

The SFAS 123 pro forma information is as follows:

                                                  Year ended December 31,
                                                  1998               1997
                                               -----------------------------

     Net income:
       As reported                             $ 775,352          $ 386,199
       Pro forma                               $ 471,769          $ 348,951

     Basic earnings per share:
       As reported                             $     .27          $     .23
       Pro forma                               $     .16          $     .20

     Diluted earnings per share:
       As reported                             $     .25          $     .23
       Pro forma                               $     .15          $     .20

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

In connection with the Placement, the placement agents were granted warrants to purchase 162,430 shares of common stock exercisable at $10.00 per share through 2003.

                              CD Warehouse, Inc.

9. Commitments and Contingencies

The Company has entered into employment agreements with three officers of the Company. The employment agreements are for terms of one and five years with renewal options of one and five years and total $380,000 annually for the three individuals.

The Company has entered into operating leases primarily for its retail store locations and corporate facilities. Rental expense under these leases totaled $801,200 and $301,621 for 1998 and 1997, respectively. Total rental amounts of $2,976,106 under these noncancelable leases are due as follows: 1999-- $1,086,762, 2000--$870,732, 2001--$600,403, 2002--$320,011, 2003--$94,245, and
thereafter--$3,953.

The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

10. Related Party Transactions

Pursuant to the purchase agreement with a predecessor franchisee (Note 3), the franchisee served as an officer of the Company in 1997 and continued to provide accounting services for the acquired franchise interests. The Company compensated the officer for these accounting services and reimbursed certain agreed upon office expenses. Amounts paid under this agreement totaled $109,288 in 1997. In December 1997, the individual resigned his position with the Company and repurchased certain franchise interests from the Company. Total proceeds of this sale amounted to $170,000 which approximated book value at the time of sale. Additionally, the Company entered into a consulting arrangement with the individual, which expired in March 1998, and provided for consideration of $30,000.

The aforementioned reacquisition (Note 3) resulted in the Company entering into an area development agreement (the "ADA") with the principal owner of CDIL (also a stockholder of the Company). The ADA provides for the right to develop franchise operations worldwide, except for the United States, Canada and Mexico. The Company has the right, during a specified period of time, to cancel the ADA and to acquire any franchise developed under the ADA at a specified multiple of earnings. In addition, the Company has agreed to grant to the individual (1) ten domestic franchises with no initial franchise fee and royalties of 2% of net sales and (2) two renewal franchises with no franchise fee or royalty payments. Except as provided for in the above mentioned franchise agreements, CDIL and the individual have also entered into covenants not to compete with the Company for a period of ten years.

                              CD Warehouse, Inc.

11. Business Segment Information

The Company is engaged principally in one line of business--the sale of prerecorded music compact discs and related products in Company and franchisee owned retail stores--which represents approximately 98% of consolidated revenues. There are no material amounts of sales among geographic areas, individual foreign countries, or individual customers. All of the Company's long-lived assets are located within the domestic United States.

12. Subsequent Events (unaudited)

In February 1999, the Company acquired the assets of Music Traders, Inc., a 16 store retail music chain based in Southern California for cash of $3,000,000 and 84,745 shares of the Company's common stock for a total purchase price of approximately $4,000,000.

In February 1999, the Company finalized a $7,000,000 credit facility consisting of a $2,000,000 Line of Credit and a $5,000,000 Term Loan Agreement ("Agreement") with Bank One. Amounts borrowed under the Line of Credit or Term Loan will bear an interest rate equal to the Bank One prime rate. This Agreement replaced a credit facility with another financial institution which existed, but was unused, as of December 31, 1998.