Form 10QSB
period 1999-03-31
CD WAREHOUSE INC
filed 1999-05-14
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1999

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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 14, 1999 was 3,660,295.

Transitional Small Business Disclosure Format (check one):   Yes      No X
                                                                ---     ---

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                            Page

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - December 31, 1998
              and March 31, 1999 (unaudited)                                 3

              Condensed Consolidated Statements of Income - Three months
              ended March 31, 1998 and 1999 (unaudited)                      4

              Condensed Consolidated Statements of Cash Flows Three months
              ended March 31, 1998 and 1999 (unaudited)                      5

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                    7

     Item 2.  Management's Discussion and Analysis or Plan of Operation      9

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              15

     Signatures                                                             15

                         PART I. FINANCIAL INFORMATION

                              CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at March 31, 1999 is unaudited)

                                             ASSETS

                                                                December 31,               March 31,
                                                                    1998                     1999
                                                              -----------------         ----------------
Current assets:
    Cash and cash equivalents                                     $ 4,442,454              $ 3,764,095
    Accounts receivable, net                                          976,438                  835,033
    Notes receivable                                                   81,501                   83,566
    Merchandise inventory                                           4,366,422                7,789,594
    Prepaid  expenses and other                                       121,261                  277,654
    Refundable income taxes                                                 -                   27,715
                                                              -----------------         ----------------
                  Total current assets                              9,988,076               12,777,657

Furniture, fixtures and equipment, net                              2,285,209                2,933,634

Note receivable, due after one year                                   129,465                  107,783

Intangible and other assets, net                                   10,908,418               11,841,950
                                                              -----------------         ----------------
                                                                  $23,311,168              $27,661,024
                                                              =================         ================



                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Accounts payable                                              $   640,019              $   958,320
    Accrued liabilities                                               313,250                  469,318
    Advances and deposits                                              93,000                  110,500
    Current portion of long-term debt                                       -                  844,079
    Income taxes payable                                              398,385                        -
                                                              -----------------         ----------------
                  Total current liabilities                         1,444,654                2,382,217

Long-term debt                                                              -                2,155,921
Deferred income tax                                                    98,000                   98,000

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued                                               -                        -
    Common stock, $.01 par value; 10,000,000 shares
      authorized, 3,550,550 and 3,660,295 issued and
      outstanding at December 31, 1998 and March 31, 1999,
      respectively                                                     35,506                    36,603
    Additional paid-in-capital                                     20,571,755               21,758,158
    Retained earnings                                               1,161,253                1,230,125
                                                              -----------------         ----------------
                  Total stockholders' equity                       21,768,514               23,024,886
                                                              -----------------         ----------------

                                                                  $23,311,168              $27,661,024
                                                              =================         ================


                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                           Three Months Ended
                                                               ------------------------------------------
                                                               March 31,                       March 31,
                                                                 1998                            1999
                                                             -----------                      -----------
Revenues:
     Company Operations:
           Retail store sales                                 $1,655,701                       $5,321,108

           Wholesale merchandise sales                         1,069,518                          140,316
           Software income, net                                    8,595                           26,720
     Franchise operations:
           Royalty income                                        478,540                          925,759
           Management fees                                        18,725                                -
           Franchise and development fees                         33,000                           23,000
                                                             -----------                      -----------
                 Total revenues                                3,264,079                        6,436,903

Operating costs and expenses:
           Cost of sales - retail stores sales                   962,235                        3,050,508
           Cost of sales - wholesale merchandise sales           966,541                           89,513
           Retail store operating expenses                       568,980                        1,704,753
           General and administrative                            443,352                        1,158,821
           Depreciation and amortization                          73,115                          317,068
                                                             -----------                      -----------
                 Total operating costs and expenses            3,014,223                        6,320,663

Operating income                                                 249,856                          116,240

Other income (expense), net                                        6,936                           (5,768)

Income before income taxes                                       256,792                          110,472

Provision for income taxes                                        96,000                           41,600
                                                             -----------                      -----------

Net income                                                   $   160,792                      $    68,872
                                                             ===========                      ===========
Net income per share-basic and diluted
     Basic                                                   $       .09                      $       .02
                                                             ===========                      ===========
     Diluted                                                 $       .08                      $       .02
                                                             ===========                      ===========
Shares used in computations:
     Basic                                                     1,887,778                        3,587,890
                                                             ===========                      ===========
     Diluted                                                   1,917,448                        3,836,948
                                                             ===========                      ===========


                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                           Three Months Ended
                                                                               ----------------------------------------
                                                                                    March 31,               March 31,
                                                                                      1998                    1999
                                                                               -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $   160,792              $    68,872
     Adjustments to reconcile net income to net cash
      used for operating activities:
           Depreciation and amortization                                              73,115                  317,068
           Loss on disposal of assets                                                  2,909                        -
           Changes in operating assets and liabilities:
                 Accounts receivable, net                                             39,339                  151,185
                 Inventories                                                        (211,650)                (476,894)
                 Prepaid expenses and other                                          (31,074)                (152,628)
                 Refundable income taxes                                                   -                  (27,715)
                 Investment in partnership                                           (55,926)                       -
                 Other assets                                                          6,172                  (21,101)
                 Accounts payable                                                     (3,758)                 318,301
                 Accrued liabilities                                                  44,365                  156,068
                 Advances and deposits                                                17,052                   17,500
                 Income taxes payable                                               (103,615)                (398,385)
                 Minority interests                                                  (28,985)                       -
                                                                               -------------              -----------
     Total adjustments                                                              (252,056)                (116,601)
                                                                               -------------              -----------
     Net cash used for operating activities                                          (91,264)                 (47,729)

CASH FLOW FROM INVESTING ACTIVITIES:
     Note receivable - collections                                                         -                   19,617
     Purchase of furniture, fixtures and equipment                                  (127,351)                (537,206)
     Proceeds from disposal of assets                                                 86,030                        -
     Acquisition of businesses:
           Cost in excess of net assets of companies acquired, net                         -               (1,086,401)
           Accounts receivable                                                             -                   (9,780)
           Inventory                                                                (173,472)              (1,946,278)
           Prepaid expenses and other                                                      -                   (3,765)
           Furniture, fixtures and equipment                                               -                 (225,752)
           Other assets                                                                    -                  (28,565)
                                                                               -------------              -----------
                                                                                    (173,472)              (3,300,541)
                                                                               -------------              -----------
     Net cash used for investing activities                                         (214,793)              (3,818,130)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                               -                  187,500
     Proceeds from long-term debt                                                          -                3,000,000
                                                                               -------------              -----------
     Net cash  provided by financing activities                                            -                3,187,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (306,057)                (678,359)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,122,233                4,442,454
                                                                               -------------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     816,176              $ 3,764,095
                                                                               =============              ===========

                              CD WAREHOUSE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)

Supplemental Cash Flow Information:

     For the three months ending March 31, 1998 and 1999, the Company had the following noncash investing and financing activities:

     In 1998, the Company purchased partnership interests of a Company franchisee for cash of $173,471 and 100,000 shares of the Company's common stock valued at $3.625 per share. The noncash portion of this transaction is as follows:

     Costs in excess of net assets acquired, net               $   281,412
     Inventory                                                     221,208
     Furniture, fixtures and equipment                              70,080
     Other assets                                                   10,616
     Accounts payable and accrued liabilities                      (47,345)
                                                               -----------
                                                                   535,971
     Less cash paid                                               (173,471)
                                                               -----------
                                                                   362,500
                                                               ===========

     In 1999, the Company acquired the assets of Music Trader, Inc. for cash of $3,000,000 and 84,745 shares of the Company's common stock valued at $11.80 per share. The non cash portion of this transaction is as follows:

     Costs in excess of net assets acquired, net               $   966,880
     Prepaid expenses and other                                      9,780
     Inventory                                                   2,837,312
     Furniture, fixtures and equipment                             160,000
     Other assets                                                   26,028
                                                               -----------
                                                                 4,000,000
     Less cash paid                                             (3,000,000)
                                                               -----------
                                                               $ 1,000,000
                                                               ===========

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements as of December 31, 1998 and March 31, 1999 and for the three months ended March 31, 1998 and 1999, include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiaries, Compact Discs Management, Inc. ("CDM"), and CD Warehouse Finance Company ("CDF"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB.

NOTE 2.   PUBLIC OFFERING AND BUSINESS ACQUISITIONS

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

          In January 1998, the Company purchased five CD Warehouse stores from a franchisee ("ZDTMAC") for cash of $173,471 and 100,000 shares of common stock valued at $3.625 per share for a total purchase price of $535,971. The acquisition was recorded under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $281,412, which is amortized on a straight-line basis over ten years.

          In June 1998, the Company acquired the assets of three retail stores and the franchise rights related to 134 franchise stores of Disc Go Round ("DGR"), a competing retailer of new and preowned compact discs, for cash of $7 million and assumption of liabilities of $100,000. The acquisition was accounted for under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $6,830,992, which is amortized on a straight-line basis over fifteen years.

          In October 1998, the Company acquired, for cash of $1,737,867, the assets and liabilities of three partnerships: Compact Disc Investments II, Ltd., Compact Disc Investment V, Ltd., and Compact Disc Associates, L.L.C., which collectively owned 16 CD Warehouse stores. The Company, through its wholly-owned subsidiary, CDM, previously owned a majority or minority interest in these partnerships. Upon the acquisition of these assets and liabilities, the related partnerships were dissolved. The acquisition was accounted for under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $629,245, which is amortized on a straight-line basis over ten years.

     In February 1999, the Company acquired the assets of Music Trader, Inc., a 16-store retail music chain based in Southern California, for cash of $3,000,000 and 84,745 shares of the Company's common stock for a total purchase price of approximately $4,000,000. The acquisition was recorded under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $966,880, which is amortized on a straight-line basis over ten years.

     The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. The cash portions of the acquisitions were financed through proceeds from the Placement and operating cash flows. Following are the Company's unaudited pro forma results for the three months ended March 31, 1998 and 1999 assuming the acquisitions and the private placement occurred on January 1, 1998 (in thousands, except for per share data):

                                               1998               1999
                                            -----------------------------

     Total revenues                         $7,018,641         $7,489,853
     Net income                             $  301,054         $  146,010
     Net income per common share:
      Basic                                 $      .08         $      .04
      Diluted                               $      .08         $      .04
     Weighted average common shares:
      Basic                                  3,635,295          3,637,795
      Diluted                                3,664,965          3,886,853

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including amortization of goodwill as a result of the acquisitions and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1998, or of future results of operations.

NOTE 3.   EARNINGS PER SHARE

     Shares used in the computation of diluted earnings per share include dilutive outstanding stock options and warrants after giving effect to the treasury stock method for assumed exercise.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, the risks disclosed under "Item 2Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements. Further, there can be no assurance that the historical level of the Company's revenues and net income will continue to be achieved in the future. As used in herein, the word "Company" means CD Warehouse, Inc. and its wholly owned subsidiaries, Compact Discs Management, Inc., and CD Warehouse Finance Company, unless the context indicates otherwise.

Overview

     The Company was formed in September 1996 to acquire the franchise operations of CDIL, a Texas limited partnership which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of March 31, 1999, there were 204 domestic units operating in 34 states and the District of Columbia, and 7 international units operating in England, France, Guatemala and Venezuela.

     On June 26, 1998 the Company completed the acquisition, from Grow Biz International, Inc. ("Grow Biz"), of the franchise rights to 134 Disc Go Round retail music stores, as well as the acquisition of the assets of three Disc Go Round stores owned and operated by Grow Biz, for an aggregate purchase price of approximately $7 million. The Company has continued to operate the Disc Go Round stores as a separate franchise system. As of March 31, 1999, the Company's CD Warehouse and Disc Go Round franchise systems had a total of 331 stores operating in 41 states and the District of Columbia domestically and in five different countries internationally.

Results of Operations

     The Company derives its revenues primarily from retail sales of its company-owned stores, wholesale merchandise sales to franchisees of the Company and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees and software income. Retail store cost of sales and operating expenses relate directly to company-owned retail store sales. Wholesale merchandise sales and associated cost of sales relate to the Company's franchising operations. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to company-owned store operations, as well as the Company's franchising operations. The number and sales volumes of company-owned retail stores directly affect the Company's revenues and expenses. The Company's revenues and, to a lesser extent, expenses, also are affected by the number and sales volumes of franchise stores. Initial franchise fees are directly affected by the number of franchised store openings.

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income:

                                                               Three months ended March 31,
                                                               ---------------------------
                                                                 1998               1999
                                                               --------           -------
     Revenues:
       Retail store sales                                       50.7 %             82.7 %
       Wholesale merchandise sales                              32.8 %              2.2 %
       Software income, net                                       .3 %               .4 %
       Royalty income                                           14.6 %             14.4 %
       Management fees                                            .6 %                - %
       Franchise and development fees                            1.0 %               .3 %
                                                               -----              -----
       Total revenue                                           100.0 %            100.0 %

     Cost and expenses:
       Cost of sales  retail store sales (1)                    58.1 %             57.3 %
       Cost of sales  wholesale merchandise sales (2)           90.4 %             63.6 %
       Retail store operating expenses (1)                      34.4 %             32.0 %
       General and administrative                               13.6 %             18.0 %
       Depreciation and amortization                             2.2 %              4.9 %
     Operating income                                            7.7 %              1.8 %
     Net income                                                  4.9 %              1.1 %

________________

     (1) As a percentage of retail store sales.
     (2) As a percentage of wholesale merchandise sales.

                                                                                    Three months ended March 31,
                                                                            -------------------------------------------
     CD Warehouse stores only:                                                    1998                       1999
                                                                               -----------               -----------
     Sales Data:
        System wide sales                                                      $11,881,254               $16,890,120
        Percentage increase (1)                                                         59%                       42%
     Average monthly sales per store                                           $    27,064               $    29,222
                                                                               ===========               ===========
     Change in comparable retail store sales (2)                                        21%                       14%
                                                                               ===========               ===========

     (1) Represents percentage increase from comparable period in prior year.
     (2) Represents percentage increase for stores open in both periods reported

     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System during fiscal 1999:


                                       December 31,          Opened           Closed           Transfers         March 31,
                                           1998                                                                    1999
                                    -----------------   --------------   --------------    --------------    ---------------
Franchised Stores
  DomesticCD Warehouse                            128                6               (2)                1                133
  DomesticDisc Go Round                           120               --               (3)               (5)               112
                                    -----------------   --------------   --------------    --------------    ---------------
                                                  248                6               (5)               (4)               245

  InternationalCD Warehouse                         7               --               --                --                  7
  InternationalDisc Go Round                        8               --               --                --                  8
                                    -----------------   --------------   --------------    --------------    ---------------
                                                   15               --               --                --                 15

Company-owned Stores
  DomesticCD Warehouse                             51               16               --                 4                 71
  DomesticDisc Go Round                            --               --               --                --                 --

                                                   51               16               (5)                4                 71
                                    -----------------
         Total                                    314               22               (5)               --                331
                                    =================   ==============   ==============    ==============    ===============

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998 (all numbers rounded to the nearest thousand).

     Revenues

     Retail store sales increased $3,665,000 to $5,321,000 for the three months ended March 31, 1999 compared to $1,656,000 for the three months ended March 31, 1998. The increase in retail store sales is the result of having 71 company stores in operation during the three months ended March 31, 1999 compared to only 20 during the same period in 1998.

     Wholesale merchandise sales decreased $930,000, or 87% to $140,000 for the three months ended March 31, 1999 compared to $1,070,000 for the same period in 1998. The decrease is due to the Company discontinuing its "one-stop" warehouse operations in May 1998, which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

     Royalty income increased $447,000 to $926,000 for the three months ended March 31, 1999, compared to $479,000 for the same period in 1998. A substantial portion of the increase is attributable to the inclusion of the Disc Go Round franchise stores to the Company's operations, which contributed approximately $374,000 of royalty income during the three months ended March 31, 1999. Additionally, stores operating as CD Warehouse increased their same store sales by 14% for the three months ended March 31, 1999 with monthly average sales for these stores increasing from $27,064 for the three months ended March 31, 1998 to $29,222 for the same period in 1999.

     Costs and Expenses

     Cost of sales for retail store sales increased $2,089,000 for the three months ended March 31, 1999 compared to the same period in 1998. This increase is consistent with the increase of retail store revenue discussed above. However, cost of sales as a percentage of sales remained fairly constant at 57% of sales for the three months ended March 31, 1999, compared to 58% for the three months ended March 31, 1998.

     Costs of sales for wholesale merchandise decreased $878,000 or 91% to $89,000 for the three months ended March 31, 1999 compared to $967,000 in 1998. The decrease is consistent with the decrease in wholesale merchandise sales. Cost of sales was 64% of sales for the three months ended March 31, 1999 compared to 90% for the comparable period in 1998.

     Retail store operating expenses increased $1,136,000 to $1,705,000 for the three months ended March 31, 1999, compared to $569,000 for the three months ended March 31, 1998. The increase is due to the increase of company-owned stores discussed above. Retail store operating expense was 32% of retail store revenue for the three months ended March 31, 1999 compared to 34% of retail store revenue for the same period in 1998. The decrease resulted from better operating results of company-owned stores that began operations during 1998.

     General and administrative expenses increased by $716,000 to $1,159,000 for the three months ended March 31, 1999 compared to $443,000 for the three months ended March 31, 1998. This increase resulted from the continued growth in both company-owned stores (increase of 51 stores) and franchised stores (increase of 124 stores). The three months ended March 31, 1999 also included costs associated with operating two separate franchise concepts, implementing operations of the Company's E-Commerce site, acquiring the worldwide franchise development rights from CD Warehouse's founder and application fees for listing on the NASDAQ National Market System.

     Depreciation and Amortization

     Depreciation and amortization increased $244,000 to $317,000 for the three months ended March 31, 1999 compared to $73,000 for the same period in 1998. This is due to the addition of 51 company-owned stores, costs associated with E-Commerce and the amortization of goodwill associated with various acquisitions (discussed in the financial statements) effected during 1998 and 1999.

     Net Income

     Net income decreased $92,000 to $69,000 for the three months ended March 31, 1999 compared to $161,000 for the same period in 1998. The decrease in net income is due primarily to the increase in general and administrative cost described above, which were offset by improved retail store operations, as indicated by reduced percentages of cost of sales and operating expenses, increased royalties generated by the increased number of franchise stores, and an increase in same store sales.

Liquidity and Capital Resources

     At March 31, 1999 the Company had working capital of $10,395,000 and cash and cash equivalents aggregating $3,764,000, compared to working capital of $8,543,000 and cash and cash equivalents of $4,442,000 at December 31, 1998. Net cash used for operating activities was $48,000 for the three months ended March 31, 1999, compared to net cash used for operating activities of $91,000 for the three months ended March 31, 1998. The use of cash by operating activities for the three months ended March 31, 1999 and March 31, 1998 relates to the continued growth in both company-owned and franchised stores.

     Net cash used for investing activities was $3,818,000 for the three months ended March 31, 1999, compared to $215,000 for the same period in 1998. The significant use of cash for investing activities in 1999 relates to the acquisition of Music Trader, Inc. in February 1999. The use in 1998 relates to the purchase of five CD Warehouse stores from a franchisee in January 1998.

     Net cash provided from financing activities was $3,187,500 for the three months ended March 31, 1999 compared to zero for the same period in 1998. The net cash provided from financing in 1999 relates to bank debt of $3,000,000 used to acquire Music Trader, Inc. and the exercise stock warrants issued in connection with the Company's initial public offering.

     The Company is continuing to develop an internet site which will offer both new and used CDs. Although this site became operational in December 1998, the total cost associated with the development of the E-Commerce site has not yet been realized by the Company. Although such costs may be significant, the Company believes it has sufficient funds to cover this project.

     In October 1998 the Company formed a wholly owned subsidiary, CD Warehouse Finance Company, to finance the growth of qualified franchisees. As of March 31, 1999, the financing subsidiary had funded $218,000 for the development of two new franchised stores. The Company expects the subsidiary's activity to increase in the future and expects to fund its activities with existing operational funds.

     In addition to the working capital at March 31, 1999, the Company has a $7,000,000 credit facility with Bank One Oklahoma, N. A. The credit facility consists of a $2,000,000 line of credit maturing in April 2000 and a $5,000,000 term loan portion maturing in April 2002. Amounts borrowed under the credit facility will bear an interest rate equal to Bank One's prime rate. As of the date of this Report, $3,000,000 of the term loan portion of the facility has been utilized to acquire Music Trader's 16 retail music stores in San Diego, California. It is the Company's opinion that the current working capital at March 31, 1999, combined with available funds under the credit facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

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

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in 1998, will be completed by June 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of March 31, 1999, it had completed approximately 75% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 25% of the initiatives are in process and expected to be completed on or about June 30, 1999.

     The Company has also mailed letters or verbally communicated with its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. As of March 31, 1999, the Company had received responses from a majority of such third parties, and substantially all of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. The Company will continue to make follow-up mailings to significant vendors and service providers that have not responded, or whose responses have been deemed unsatisfactory by the Company.

     The cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. As of March 31, 1999, the Company had incurred minimal costs related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, as such scenario has not yet been clearly identified. The Company expects that it will complete such analysis and contingency planning before December 31, 1999.

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

                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits


                   Exhibit
                   Number                          Exhibit
                  ---------      ----------------------------------------

                    27.1*        Financial Data Schedule

                  *  Filed electronically herewith

          (b) Reports on Form 8-K

              On February 24, 1999, the Company filed a Form 8-K reporting the following matters:

              (i) The Company's execution, on February 17, 1999, of a credit agreement with Bank One, Oklahoma N.A., providing for a $7 million credit facility; and

              (ii) The Company's acquisition, on February 22, 1999, of 16 retail music stores in San Diego, California, from Music Trader,
                   Inc.

              No financial statements were filed as a part of the Report on Form 8-K.



                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CD WAREHOUSE, INC.,
                                  a Delaware corporation



Date: May 14, 1999                /s/ Jerry W. Grizzle
                                  --------------------
                                  Jerry W. Grizzle
                                  Chairman of the Board of Directors;
                                  President and Chief Executive Officer

Date: May 14, 1999                /s/ Doyle E. Motley
                                  --------------------
                                  Doyle E. Motley
                                  Senior Vice-President and Chief Financial
                                    Officer