Form 10QSB
period 1999-06-30
CD WAREHOUSE INC
filed 1999-08-16
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1999

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ______________ to ______________.



                       Commission File Number 000-21887

                              CD WAREHOUSE, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)


   DELAWARE                                               731504999
   --------                                               ---------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

1204 Sovereign Row, Oklahoma City, Oklahoma                     73108
-------------------------------------------                     -----
 (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (405) 949-2422




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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 11, 1999 was 3,660,295.

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                ----    ----

                                  FORM 10QSB

                               TABLE OF CONTENTS

                                                                           Page
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - December 31,
           1998 and June 30, 1999 (unaudited)...............................  3

           Condensed Consolidated Statements of Operations - Three months and six months ended June 30, 1998 and 1999 (unaudited)..........  4

           Condensed Consolidated Statements of Cash Flows  Six months ended June 30, 1998 and 1999 (unaudited).........................  5

           Notes to Condensed Consolidated Financial Statements (unaudited).  7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  9


PART II.   OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders.............. 16

   Item 6. Exhibits and Reports on Form 8-K................................. 16

   Signatures............................................................... 18

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at June 30, 1999 is unaudited)


                     ASSETS
                                                 December 31, 1998       June 30, 1999
                                                 -----------------      --------------
Current assets:
   Cash and cash equivalents                         $  4,442,454        $  2,613,376
   Accounts receivable, net                               976,438           1,029,508
   Notes receivable                                        81,501              88,413
   Merchandise inventory                                4,366,422           8,464,925
   Prepaid  expenses and other                            121,261             242,555
   Refundable income taxes                                      -             229,440
                                                     ------------        ------------
           Total current assets                         9,988,076          12,668,217

Furniture, fixtures and equipment, net                  2,285,209           4,768,712
Notes receivable, due after one year                      129,465              92,822
Intangible and other assets, net                       10,908,418          11,646,456
                                                     ------------        ------------
                                                     $ 23,311,168        $ 29,176,207
                                                     ============        ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $    640,019        $  2,325,596
   Accrued liabilities                                    313,250             472,431
   Advances and deposits                                   93,000             145,500
   Current portion of long-term debt                            -           1,481,418
   Income taxes payable                                   398,385                   -
                                                     ------------        ------------
           Total current liabilities                    1,444,654           4,424,945

Long-term debt                                                  -           1,772,464
Deferred income taxes                                      98,000              98,000

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000
       shares authorized, none issued                           -                   -
   Common stock, $.01 par value; 10,000,000
       shares authorized, 3,550,550 and 3,660,295
       issued and outstanding at December 31, 1998
       and June 30, 1999, respectively                     35,506              36,603
   Additional paid-in-capital                          20,571,755          21,758,158
   Retained earnings                                    1,161,253           1,086,037
                                                     ------------        ------------
           Total stockholders' equity                  21,768,514          22,880,798
                                                     ------------        ------------
                                                     $ 23,311,168        $ 29,176,207
                                                     ============        ============



                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                             Three Months Ended                      Six Months Ended
                                                        ------------------------------        ---------------------------------
                                                        June 30, 1998    June 30, 1999        June 30, 1998       June 30, 1999
                                                        ------------      ------------        ---------------------------------
Revenues:
   Company operations:
       Retail store sales                                $  1,832,074     $  6,613,670         $  3,487,775       $  11,934,778
       Wholesale merchandise sales                            397,010           83,667            1,466,528             223,983
       Software income, net                                    18,054           20,948               26,649              47,668
   Franchise operations:
       Royalty income                                         478,502          936,325              957,042           1,862,084
       Management fees                                         18,725                -               37,450                   -
       Franchise and development fees                          44,500           30,000               77,500              53,000
                                                           ----------       ----------           ----------         -----------
           Total revenues                                   2,788,865        7,684,610            6,052,944          14,121,513

Operating costs and expenses:
       Cost of sales - retail store sales                   1,063,990        3,840,942            2,026,225           6,891,450
       Cost of sales - wholesale merchandise sales            372,434           34,500            1,338,975             124,013
       Retail store operating expenses                        641,768        2,561,780            1,210,748           4,266,533
       General and administrative                             590,284        1,113,683            1,033,636           2,272,503
       Depreciation and amortization                           80,467          357,187              153,582             674,255
                                                           ----------       ----------           ----------         -----------
                                                            2,748,943        7,908,092            5,763,166          14,228,754
                                                           ----------       ----------           ----------         -----------
Operating income (loss)                                        39,922         (223,482)             289,778            (107,241)

Other income (expense), net                                    80,531           (8,906)              87,467             (14,675)
                                                           ----------       ----------           ----------         -----------

Income (loss) before income taxes                             120,453         (232,388)             377,245            (121,916)

Provision (credit) for income taxes                            45,500          (88,300)             141,500             (46,700)
                                                           ----------       ----------           ----------         -----------

Net income (loss)                                          $   74,953       $ (144,088)          $  235,745         $   (75,216)
                                                           ==========       ==========           ==========         ===========

Net income (loss) per share-basic and diluted              $      .03       $     (.04)          $      .10         $      (.02)
                                                           ==========       ==========           ==========         ===========

Weighted average diluted common shares                      2,879,363        3,660,295            2,429,158           3,624,292
                                                           ==========       ==========           ==========         ===========



                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                         Six Months Ended
                                                                          --------------------------------------------
                                                                            June 30, 1998                 June 30,1999
                                                                          ---------------              ---------------
CASH FLOWS FROM OPERATING ACTIVITES:
   Net income (loss)                                                          $   235,745                  $   (75,216)
   Adjustments to reconcile net income to net cash
     Used for operating activities:
       Depreciation and amortization                                              153,582                      674,255
         Loss on disposal of assets                                                 1,031                            -
         Changes in operating assets and liabilities:
         Accounts receivable, net                                                (158,784)                     (43,290)
         Inventories                                                             (106,241)                  (1,152,225)
         Prepaid expenses and other                                               (46,896)                    (117,529)
         Refundable income taxes                                                        -                     (229,440)
         Investment in partnership                                                (61,396)                           -
         Other assets                                                              18,021                      (38,610)
         Accounts payable                                                        (875,983)                   1,685,577
         Accrued liabilities                                                       75,175                      159,181
         Advances and deposits                                                       (500)                      52,500
         Income taxes payable                                                     (58,115)                    (398,385)
         Minority interests                                                       (19,791)                           -
                                                                              -----------                   ----------
   Total adjustments                                                           (1,079,897)                     592,034
                                                                              -----------                   ----------
   Net cash provided (used) by operating activities                              (844,152)                     516,818


CASH FLOW FROM INVESTING ACTIVITIES:
   Notes receivable
       Advances                                                                         -                      (10,000)
       Collections                                                                      -                       39,731
   Purchase of furniture, fixtures and equipment                                 (246,763)                  (2,516,468)
   Proceeds from disposal of assets                                               115,030                            -
   Acquisition of businesses:
       Cost in excess of net assets of companies acquired, net                 (6,845,785)                  (1,086,401)
       Accounts receivable                                                        (85,000)                      (9,780)
       Inventory                                                                 (441,529)                  (1,946,278)
       Prepaid expenses and other                                                 (10,000)                      (3,765)
       Furniture, fixtures and equipment                                         (134,500)                    (225,752)
       Other assets                                                                (7,500)                     (28,565)
       Advances and deposits                                                      100,000                            -
                                                                              -----------                   ----------
                                                                               (7,424,314)                  (3,300,541)
                                                                              -----------                   ----------
   Net cash used for investing activities                                      (7,556,047)                  (5,787,278)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net:
       Proceeds from exercise of stock options                                          -                      187,500
       Private placement                                                       14,858,560                            -
       Collection of stock subscription                                            23,438                            -
   Notes payable
       Advances                                                                         -                    3,500,000
       Repayments                                                                       -                     (246,118)
                                                                            -------------                  -----------
   Net cash provided by financing activities                                   14,881,998                    3,441,382
                                                                            -------------                  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            6,481,799                   (1,829,078)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,122,233                    4,442,454
                                                                            -------------                  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 7,604,032                  $ 2,613,376
                                                                            =============                  ===========

                              CD WAREHOUSE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)



Supplemental Cash Flow Information:

     For the six months ending June 30, 1998 and 1999, the Company had the following noncash investing and financing activities:

     In 1998, the Company purchased partnership interests of a Company franchisee for cash of $173,471 and 100,000 shares of the Company's common stock valued at $3.625 per share. The noncash portion of this transaction is as follows:


Costs in excess of net assets acquired, net                     $ 281,412
Inventory                                                         221,208
Furniture, fixtures and equipment                                  70,080
Other assets                                                       10,616
Accounts payable and accrued liabilities                          (47,345)
                                                      -------------------
                                                                  535,971
Less cash paid                                                   (173,471)
                                                      -------------------
                                                                $ 362,500
                                                      ===================

     In 1999, the Company acquired the assets of Music Trader, Inc. for cash of $3,000,000 and 84,745 shares of the Company's common stock valued at $11.80 per share. The non-cash portion of this transaction is as follows:


Costs in excess of net assets acquired, net                  $   966,880
Prepaid expenses and other                                         9,780
Inventory                                                      2,837,312
Furniture, fixtures and equipment                                160,000
Other assets                                                      26,028
                                                       -----------------
                                                               4,000,000
Less cash paid                                                (3,000,000)
                                                       -----------------
                                                             $ 1,000,000
                                                       =================

                               CD WAREHOUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

   The condensed consolidated financial statements as of December 31, 1998 and June 30, 1999 and for the six months ended June 30, 1998 and 1999, include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiaries, Compact Discs Management, Inc. ("CDM"), and CD Warehouse Finance Company ("CDF"). All material intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB.

NOTE 2.  PRIVATE PLACEMENT OFFERING AND BUSINESS ACQUISITIONS

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

                               CD WAREHOUSE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     In February 1999, the Company acquired the assets of Music Trader, Inc., a 16-store retail music chain based in Southern California for cash of $3,000,000 and 84,745 shares for the Company's common stock for a total purchase price of approximately $4,000,000. The acquisition was recorded under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired for $966,880 which is amortized on a straight-line basis over ten years.

     The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. The cash portions of the acquisitions were financed through proceeds from the Company's private placement of common stock, operating cash flows and bank borrowings. Following are the Company's unaudited pro forma results for the six months ended June 30, 1998 and 1999 assuming the acquisitions and the private placement occurred on January 1, 1998 (in thousands, except for per share data):

                                              1998               1999
                                         ----------------------------------

Total revenues                            $ 13,562,068        $ 15,174,463
Net income                                $    516,271        $      1,922
Net income per common share:
 Basic                                    $        .14        $        .00
 Diluted                                  $        .14        $        .00
Weighted average common shares:
 Basic                                       3,635,295           3,649,107
 Diluted                                     3,779,223           3,861,613

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including amortization of goodwill as a result of the acquisitions, and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1998, or of future results of operations.

NOTE 3.  EARNINGS PER SHARE

     Shares used in the computation of diluted earnings per share include dilutive outstanding stock options and warrants after giving effect to the treasury stock method for assumed exercise.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate and actual events, and results may materially differ from anticipated results described in such statements. Important factors that could actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, the risks disclosed under "Item 2Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements. Further, there can be no assurance that the historical level of the Company's revenues and net income will continue to be achieved in the future. As used in herein, the word "Company" means CD Warehouse, Inc. and its wholly owned subsidiaries, Compact Discs Management, Inc., and CD Warehouse Finance Company, unless the context indicates otherwise.

Overview

   The Company was formed in September 1996 to acquire the franchise operations of Compact Discs International, Ltd., a Texas limited partnership, which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of June 30, 1999, there were 208 domestic units operating in 34 states and the District of Columbia, and 7 international units operating in England, France, Guatemala and Venezuela.

   On June 26, 1998 the Company completed the acquisition, from Grow Biz International, Inc. ("Grow Biz"), of the franchise rights to 134 Disc Go Round retail music stores, as well as the acquisition of the assets of three Disc Go Round stores owned and operated by Grow Biz, for an aggregate purchase price of approximately $7 million. The Company has continued to operate the Disc Go Round stores as a separate franchise system. As of June 30, 1999, the Company's CD Warehouse and Disc Go Round franchise systems had a total of 333 stores operating in 40 states and the District of Columbia domestically and in five different countries internationally.

Results of Operations

   The Company derives its revenues primarily from retail sales of its company-owned stores, wholesale merchandise sales to franchisees of the Company and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees and software income. Retail store cost of sales and operating expenses relates directly to company-owned retail store sales. Wholesale merchandise sales and associated cost of sales relate to the Company's franchising operations. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to company-owned store operations, as well as the Company's franchising operations. The number and sales volumes of company-owned retail stores directly affect the Company's revenues and expenses. The Company's revenues and, to a lesser extent, expenses, also are affected by the number and sales volumes of franchise stores. Initial franchise fees are directly affected by the number of franchised store openings.

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of operations.


                                                Three Months Ended June 30,                     Six Months Ended June 30,
                                           --------------------------------------         --------------------------------------
                                                1998                  1999                     1998                  1999
                                           ---------------      -----------------         ----------------     -----------------
Revenues:
  Retail store sales                                 65.7%                  86.0%                    57.6%                 84.5%
  Wholesale merchandise sales                        14.2                    1.1                     24.2                   1.6
  Software income, net                                 .6                     .3                       .5                    .3
  Royalty income                                     17.2                   12.2                     15.8                  13.2
  Management fees                                      .7                     --                       .6                    --
  Franchise and development fees                      1.6                     .4                      1.3                    .4
                                              -----------            -----------              -----------           -----------
                                                    100.0%                 100.0%                   100.0%                100.0%
                                              ===========            ===========              ===========           ===========

Operating costs and expenses:
  Cost of sales-retail stores sales (1)              58.1%                  58.1%                    58.1%                 57.7%
  Cost of sales-wholesale merchandise sales (2)      93.8                   41.2                     91.3                  55.4
  Retail store operating expenses (1)                35.0                   38.7                     34.7                  35.7
  General and administrative                         21.2                   14.5                     17.1                  16.1
  Depreciation and amortization                       2.9                    4.6                      2.5                   4.8

Operating Income (loss)                               1.1                   (2.9)                     4.5                  ( .8)

Other income (expense), net                           3.2                   ( .1)                     1.7                  ( .1)

Net income (loss)                                     2.7%                 (1.9)%                     3.9%                ( .5)%


(1)  As percentage of retail store sales.
(2)  As percentage of wholesale merchandise sales.

                                                     Three Months Ended June 30,                 Six Months Ended June 30,
                                              -------------------------------------         --------------------------------------
                                                    1998                   1999                     1998                  1999
                                             ---------------      -----------------         ----------------     -----------------

Sales Data:
  System wide sales                             $12,306,441            $18,789,515              $24,187,695           $35,679,635
      Percentage increase (1)                            49%                    53%                      54%                   48%
                                                ===========            ===========              ===========           ===========

Average monthly sales per store                 $    26,984            $    30,598              $    27,025           $    29,933
                                                ===========            ===========              ===========           ===========

Change in comparable retail store sales (2)              15%                    17%                      18%                   16%
                                                ===========            ===========              ===========           ===========


(1) Represents percentage increase from comparable period in prior year.
(2) Represents percentage increase for stores open in both periods reported.

     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System during fiscal 1999:

                                         December                                                               June 30,
                                         31. 1998              Open             Close           Transfer          1999
                                     ---------------   --------------   --------------    --------------    --------------
Franchise Stores
  Domestic  CD Warehouse                         128               11               (3)                1               137
  Domestic  Disc Go Round                        120               --               (5)               (5)              110
                                                 ---              ---              ---               ---               ---
                                                 248               11               (8)               (4)              247

  International  CD Warehouse                      7               --               --                --                 7
  International  Disc Go Round                     8               --               --                --                 8
                                                 ---              ---              ---               ---               ---
                                                  15               --               --                --                15

Company-owned Stores
  Domestic  CD Warehouse                          51               18               (2)                4                71
  Domestic  Disc Go Round                         --               --               --                --                --
                                                 ---              ---              ---               ---               ---

                                                  51               18               (2)                4                71
                                                 ---              ---              ---               ---               ---
         Total                                   314               29              (10)               --               333
                                                 ===              ===              ===               ===               ===

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998 (all numbers rounded to the nearest thousand).

     Revenues

     Retail store sales increased $4,782,000 to $6,614,000 for the three months ended June 30, 1999 compared to $1,832,000 for the three months ended June 30, 1998. The increase in retail store sales is the result of having 71 company stores in operation during the three months ended June 30, 1999, compared to only 25 during the same period in 1998.

     Wholesale merchandise sales decreased $313,000, or 78% to $84,000, for the three months ended June 30, 1999 compared to $397,000 for the same period in 1998. The decrease is due to the Company discontinuing its "one-stop" warehouse operations in May 1998, which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

     Royalty income increased $457,000 to $936,000 for the three months ended June 30, 1999, compared to $479,000 for the same period in 1998. A substantial portion of the increase is attributable to the inclusion of the Disc Go Round franchise stores to the Company's operations, which contributed approximately $351,000 of royalty income during the three months ended June 30, 1999. Additionally, stores operating as CD Warehouse increased their same store sales by 17% for the three months ended June 30, 1999 with monthly average sales for these stores increasing from $26,984 for the three months ended June 30, 1998 to $30,598 for the same period in 1999.

     Costs and Expenses

     Cost of sales for retail store sales increased $2,777,000 for the three months ended June 30, 1999 compared to the same period in 1998. This increase is consistent with the increase of retail store revenue discussed above. However, cost of sales as a percentage of sales remained fairly constant at 58% of sales for both the three months ended June 30, 1999 and June 30, 1998.

     Costs of sales for wholesale merchandise decreased $337,000, or 91% to $35,000, for the three months ended June 30, 1999 compared to $372,000 in 1998. The decrease is consistent with the decrease in wholesale merchandise sales. Cost of sales was 41% of sales for the three months ended June 30, 1999, compared to 94% for the comparable period in 1998.

     Retail store operating expenses increased $1,920,000 to $2,562,000 for the three months ended June 30, 1999, compared to $642,000 for the three months ended June 30, 1998. The increase is due to the increase of company-owned stores discussed above. Retail store operating expense was 38.7% of retail store revenue for the three months ended June 30, 1999, compared to 35% of retail store revenue for the same period in 1998. The increase relates to costs associated with absorbing the acquisition of the 16 Music Trader stores late in the first quarter of 1999 and an aggressive advertising campaign in certain company store markets.

     General and administrative expenses increased by $524,000 to $1,114,000 for the three months ended June 30, 1999, compared to $590,000 for the three months ended June 30, 1998. This increase resulted from the continued growth in company-owned stores (increase of 46 stores). The three months ended June 30, 1999 also included costs associated with operating two separate franchise concepts and implementing operations of the Company's E-Commerce site.

     Depreciation and Amortization

     Depreciation and amortization increased $277,000 to $357,000 for the three months ended June 30, 1999 compared to $80,000 for the same period in 1998.
This is due to the addition of 46 company-owned stores, costs associated with E-Commerce and the amortization of goodwill associated with various acquisitions (discussed in the financial statements) effected during 1998 and 1999.

     Net Income (loss)

     The Company experienced a net loss of $144,000 for the three months ended June 30, 1999, compared to net income of $75,000 for the three months ended June 30, 1998. The net loss is due primarily to the increase in general and administrative cost described above.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998 (all numbers rounded to the nearest thousand).

     Revenues

     Retail store sales increased $8,447,000 to $11,935,000 for the six months ended June 30, 1999, compared to $3,488,000 for the six months ended June 30, 1998. The increase in retail store sales is the result of having 71 company stores in operation during the six months ended June 30, 1999 compared to only 25 during the same period in 1998.

     Wholesale merchandise sales decreased $1,243,000, or 84% to $224,000 for the six months ended June 30, 1999 compared to $1,467,000 for the same period in 1998. The decrease is due to the Company discontinuing its "one-stop" warehouse operations in May 1998, which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

     Royalty income increased $910,000 to $1,867,000 for the six months ended June 30, 1999, compared to $957,000 for the same period in 1998. A substantial portion of the increase is attributable to the inclusion of the Disc Go Round franchise stores to the Company's operations, which contributed approximately $725,000 of royalty income during the six months ended June 30, 1999. Additionally, stores operating as CD Warehouse increased their same store sales by 14% for the six months ended June 30, 1999 with monthly average sales for these stores increasing from $27,025 for the six months ended June 30, 1998 to $29,933 for the same period in 1999.

     Costs and Expenses

     Cost of sales for retail store sales increased $4,865,000 for the six months ended June 30, 1999, compared to the same period in 1998. This increase is consistent with the increase of retail store revenue discussed above. However, cost of sales as a percentage of sales remained fairly constant at 58% of sales for both the six months ended June 30, 1999 and June 30, 1998.

     Costs of sales for wholesale merchandise decreased $1,215,000 or 90% to $124,000 for the six months ended June 30, 1999 compared to $1,339,000 in 1998. The decrease is consistent with the decrease in wholesale merchandise sales. Cost of sales was 55% of sales for the six months ended June 30, 1999 compared to 91% for the comparable period in 1998.

     Retail store operating expenses increased $3,056,000 to $4,267,000 for the six months ended June 30, 1999, compared to $1,211,000 for the six months ended June 30, 1998. The increase is due to the increase of company-owned stores discussed above. Retail store operating expense was 36% of retail store revenue for the six months ended June 30, 1999 compared to 35% of retail store revenue for the same period in 1998. The increase relates to costs associated with absorbing the acquisition of the 16 Music Trader stores late in the first quarter of 1999 and an aggressive advertising campaign in certain company store markets.

     General and administrative expenses increased by $1,239,000 to $2,273,000 for the six months ended June 30, 1999, compared to $1,034,000 for the six months ended June 30, 1998. This increase resulted from the continued growth in company-owned stores (increase of 46 stores). The six months ended June 30, 1999 also included costs associated with operating two separate franchise concepts and implementing operations of the Company's E-Commerce site.

     Depreciation and Amortization

     Depreciation and amortization increased $520,000 to $674,000 for the six months ended June 30, 1999 compared to $154,000 for the same period in 1998. This is due to the addition of 46 company-owned stores, costs associated with E-Commerce and the amortization of goodwill associated with various acquisitions (discussed in the financial statements) effected during 1998 and 1999.

     Net Income (loss)

     The Company experienced a net loss of $75,000 for the six months ended June 30, 1999, compared to net income of $236,000 during the same period in 1998.
The net loss is due primarily to the increase in general and administrative cost described above, as well as interest expense on bank borrowings used to acquire Music Trader, Inc. in February 1999.

Liquidity and Capital Resources

     At June 30, 1999 the Company had working capital of $8,243,000 and cash and cash equivalents aggregating $2,613,000, compared to working capital of $8,543,000 and cash and cash equivalents of $4,442,000 at December 31, 1998.
Net cash provided by operating activities was $517,000 for the six months ended June 30, 1999, compared to net cash used for operating activities of $844,000 for the six months ended June 30, 1998. The net cash provided by operations for the six months ended June 30, 1999 includes an increase in accounts payable of $1,686,000, consisting primarily of amounts due to E-Commerce related vendors. The increase in cash provided by operating activities during the six months ended June 30, 1999 was reduced in part by increased inventory purchases during the period, resulting from the increase in company stores, as well as the continued planned growth of per store inventory quantities. The net cash used for operating activities for the six months ended June 30, 1998 was due principally to the reduction of amounts due the major labels because of the company's decision to discontinue its warehouse operations relating to new CDs.

     Net cash used for investing activities was $5,787,000 for the six months ended June 30, 1999, compared to $7,556,000 for the same period in 1998. The significant use of cash for investing activities in 1999 relates to the acquisition of Music Trader, Inc. in February 1999 and development costs relating to E-Commerce. The use in 1998 relates to the acquisition of Disc Go Round in June 1998.

     Net cash provided from financing activities was $3,441,000 for the six months ended June 30, 1999, compared to $14,882,000 for the same period in 1998. The net cash provided from financing in 1999 relates to bank debt of $3,500,000 used to acquire Music Trader, Inc. and open new company stores, as well as proceeds from the exercise of stock warrants issued in connection with the Company's initial public offering. The net cash provided from financing in 1998 relates primarily to the proceeds of the private placement of 1,624,300 shares of common stock in May 1998.

     In October 1998 the Company formed a wholly owned subsidiary, CD Warehouse Finance Company, to finance the growth of qualified franchisees. As of June 30, 1999, the financing subsidiary had funded $228,000 for the development or remodel of three new franchised stores. The Company expects the subsidiary's activity to increase in the future and expects to fund its activities with existing operational funds.

     The Company is continuing the development of its Internet E-Commerce website (http://www.cdwarehouse.com/), which became operational in December 1998 and offers both new and used CDs. To date, the Company has incurred costs in excess of $2,000,000 in development of the website, and it is expected that additional costs will be incurred in further project development. The Company has experienced difficulties in the process of expanding its Internet website to include all used inventory of its company stores. The Company's principal E-Commerce partner and project developer has worked with the Company to resolve these difficulties. The Company currently has several of its company stores' used inventory on-line and expects that substantially all company-owned stores should be on-line by the end of the third quarter. Additionally, the Company anticipates that the website will also be available for participation by franchised stores by year-end. A significant portion of the Company's accounts payable at June 30, 1999 related to amounts owed to its principal E-Commerce vendors. Pending the outcome of alternative sources of financing currently being sought by the Company, as described below, the Company may seek a restructuring of the amounts due with such vendors.

     In addition to the working capital at June 30, 1999, the Company has a $7,000,000 credit facility with Bank One Oklahoma, N. A. The credit facility consists of a $2,000,000 line of credit maturing in April 2000 and a $5,000,000 term loan portion maturing in April 2002. Amounts borrowed under the credit facility bear an interest rate equal to Bank One's prime rate. As of the date of this Report, $3,000,000 of the term loan portion of the facility had been utilized to acquire Music Trader's 16 retail music stores in San Diego, California and $500,000 of the line of credit had been advanced for company store growth. The credit facility provides for the maintenance by the Company of certain financial and financial ratio covenants. For the six months ended June 30, 1999, increased capital expenditures by the Company, relating primarily to E-Commerce development, caused the Company to exceed the limitations on capital expenditures imposed by the credit facility, which in turn caused the fixed coverage ratio to fall below the requirement imposed by the credit facility. The lender has granted waivers of the Company's noncompliance with these two financial covenants.

     The Company has engaged the services of an investment banker to assist it in securing financing of up to $20 million, which will be used by the Company to make acquisitions which come within its strategic parameters. If the Company does not obtain the financing, or does not obtain the total amount sought, it will not be able to fully implement its business plan, which includes ongoing acquisitions as a major component of its business strategy. However, it is the Company's opinion that the current working capital at June 30, 1999, combined with available funds under the credit facility, will be sufficient to support ongoing activities of the Company for the foreseeable future, excluding consideration of (i) any acquisitions in furtherance of its long-term business plan, or (ii) amounts owing to the Company's principal E-Commerce vendors.

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

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in 1998, will be completed by the Fall of 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of June 30, 1999, it had completed approximately 85% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 15% of the initiatives are in process and expected to be completed on or about November 30, 1999.

     The Company has also mailed letters or verbally communicated with its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. As of June 30, 1999, the Company had received responses from a majority of such third parties, and substantially all of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. The Company will continue to make follow-up mailings to significant vendors and service providers that have not responded, or whose responses have been deemed unsatisfactory by the Company.

     The cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. As of June 30, 1999, the Company had incurred minimal costs related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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


                           PART II  OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders

   The Company held its annual stockholders' meeting on May 7, 1999. Two proposals were voted on by the Company's stockholders: 1) election of directors, and 2) ratification of the appointment of Ernst & Young LLP as independent auditors. All proposals were approved by a majority of the votes cast at the meeting, as follows:

   (a) Two directors were elected to each serve three year terms:

       Robert O. McDonald was elected as a Class 3 director for a term expiring at the 2002 annual meeting, with 2,224,225 shares voted in favor and 0 voted against and 14,852 abstained; Christopher M. Salyer was elected as a Class 3 director for a term expiring at the 2002 annual meeting, with 2,224,225 voted in favor, 0 voted against and 14,852 abstained. Jerry W. Grizzle and Gary D. Johnson who are Class 1 directors with a terms expiring at the 2000 annual meeting, and Ronald V. Perry, who is a Class 2 director with a term expiring at the 2001 annual meeting, were not up for reelection and continued on as directors.

   (b) Ratification of the appointment of Ernst & Young LLP as independent auditors:

       In favor:    2,237,085
       Against:           380
       Abstain:         1,612


Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

           Exhibit
           Number                        Exhibit
         -----------       --------------------------------------
           27.1*            Financial Data Schedule

         *  Filed electronically herewith

   (b)    Reports on Form 8-K


          On April 16, 1999, the Company filed a Form 8-K reporting the termination of a worldwide area development agreement and certain domestic franchise development agreements pursuant to the terms of a settlement agreement between the Company, Compact Discs International, Ltd. and Mark
   E. Kane signed by the parties on April 9, 1999.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CD WAREHOUSE, INC.,
                                  a Delaware corporation



Date: August 11, 1999             /s/ Jerry W. Grizzle
                                  --------------------------------------
                                  Jerry W. Grizzle
                                  Chairman of the Board of Directors;
                                  President and Chief Executive Officer


Date: August 11, 1999             /s/ Doyle E. Motley
                                  --------------------------------------
                                    Doyle E. Motley
                                    Senior Vice-President and Chief
                                    Financial Officer