Form 10QSB
period 1999-09-30
CD WAREHOUSE INC
filed 1999-11-15
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1999

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ___________________.



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

                            Yes   X         No
                               ------         ------


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 11, 1999 was 3,660,295.

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

                                  FORM 10-QSB

                               TABLE OF CONTENTS



                                                                                       Page

PART I.        FINANCIAL INFORMATION
       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets - December 31, 1998 and
               September 30, 1999 (unaudited)........................................... 3

               Condensed Consolidated Statements of Operations - Three months and nine months ended September 30, 1998 and 1999 (unaudited)............ 4

               Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1999 (unaudited)............................ 5

               Notes to Condensed Consolidated Financial Statements (unaudited)......... 7

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................ 9


PART II.       OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K......................................... 17

       Signatures....................................................................... 18


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                              CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at September 30, 1999 is unaudited)


                                    ASSETS

                                                    December 31, 1998       September 30, 1999
                                                    -----------------       ------------------
Current assets:
   Cash and cash equivalents                          $  4,442,454             $    707,956
   Accounts receivable, net                                976,438                  822,940
   Notes receivable                                         81,501                   90,928
   Merchandise inventory                                 4,366,422                9,167,074
   Prepaid  expenses and other                             121,261                  176,192
   Refundable income taxes                                       -                  487,140
                                                      ------------             ------------
       Total current assets                              9,988,076               11,452,230

Furniture, fixtures and equipment, net                   2,285,209                5,091,219

Notes receivable, due after one year                       129,465                   69,254

Intangible and other assets, net                        10,908,418               11,947,917
                                                      ------------             ------------
                                                      $ 23,311,168             $ 28,560,620
                                                      ============             ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $    640,019             $  2,306,376
   Accrued liabilities                                     313,250                  478,584
   Advances and deposits                                    93,000                  138,000
   Current portion of long-term debt                             -                1,490,120
   Income taxes payable                                    398,385                        -
                                                      ------------             ------------
       Total current liabilities                         1,444,654                4,413,080

Long-term debt                                                   -                1,599,272
Deferred income taxes                                       98,000                   98,000

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, none issued                                     -                        -
   Common stock, $.01 par value; 10,000,000
     shares authorized, 3,550,550 and 3,660,295
     issued and outstanding at December 31, 1998
     and September 30, 1999, respectively                   35,506                   36,603
   Additional paid-in-capital                           20,571,755               21,758,158
   Retained earnings                                     1,161,253                  655,507
                                                      ------------             ------------
       Total stockholders' equity                       21,768,514               22,450,268
                                                      ------------             ------------
                                                      $ 23,311,168             $ 28,560,620
                                                      ============             ============



                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                          Three Months Ended                          Nine Months Ended
                                                    --------------------------------         ---------------------------------
                                                    September 30,       September 30,        September 30,        September 30,
                                                         1998               1999                 1998                 1999
                                                    ------------        ------------         ------------         ------------
Revenues:
   Company operations:
       Retail store sales                           $  2,335,937        $  6,978,882         $  5,823,712         $ 18,913,660
       Wholesale merchandise sales                       580,064             141,454            2,046,592              365,437
       Software income, net                                3,051              14,271               29,700               61,940
   Franchise operations:
       Royalty income                                    883,400             948,634            1,840,442            2,810,718
       Management fees                                    18,725                   -               56,175                    -
       Franchise and development fees                     47,000              51,000              124,500              104,000
                                                    ------------        ------------         ------------         ------------
           Total revenues                              3,868,177           8,134,241            9,921,121           22,255,755

Operating costs and expenses:
       Cost of sales - retail store sales              1,360,731           4,209,442            3,386,956           11,100,892
       Cost of sales - wholesale merchandise sales       511,957             120,981            1,850,932              244,994
       Retail store operating expenses                   841,579           2,921,459            2,052,327            7,187,992
       General and administrative                        670,860           1,114,422            1,704,496            3,386,925
       Depreciation and amortization                     206,428             387,835              360,010            1,062,090
                                                    ------------        ------------         ------------         ------------
           Total operating costs and expenses          3,591,555           8,754,139            9,354,721           22,982,893
                                                    ------------        ------------         ------------         ------------
Operating income (loss)                                  276,622            (619,898)             566,400             (727,138)

Other income (expense), net                               94,721             (68,332)             182,188              (83,008)
                                                    ------------        ------------         ------------         ------------

Income (loss) before income taxes                        371,343            (688,230)             748,588             (810,146)

Provision (credit) for income taxes                      139,650            (257,700)             281,150             (304,400)
                                                    ------------        ------------         ------------         ------------

Net income (loss)                                   $    231,693            (430,530)        $    467,438         $   (505,746)
                                                    ============        ============         ============         ============

Net income (loss) per share-basic and diluted       $        .06        $       (.12)        $        .16         $       (.14)
                                                    ============        ============         ============         ============

Weighted average diluted common shares              $  3,859,697        $  3,660,295         $  2,910,014         $  3,636,425
                                                    ============        ============         ============         ============



                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                             Nine Months Ended
                                                                          ----------------------------------------------------
                                                                          September 30, 1998              September 30,1999
                                                                          ------------------              --------------------
CASH FLOWS FROM OPERATING ACTIVITES:
   Net income (loss)                                                         $   467,438                      $  (505,746)
   Adjustments to reconcile net income to net cash
     Used for operating activities:
       Depreciation and amortization                                             360,010                        1,062,090
       Loss on disposal of assets                                                  6,892                           27,529
       Changes in operating assets and liabilities:
           Accounts receivable, net                                             (393,107)                         163,278
           Inventories                                                          (700,611)                      (1,743,674)
           Prepaid expenses and other                                            (38,067)                         (51,166)
           Refundable income taxes                                                     -                         (487,140)
           Investment in partnership                                             (66,872)                               -
           Other assets                                                           (2,989)                         (91,057)
           Accounts payable                                                     (517,833)                       1,666,357
           Accrued liabilities                                                    39,785                          165,334
           Advances and deposits                                                 (25,500)                          45,000
           Income taxes payable                                                   81,535                         (398,385)
           Minority interests                                                    (14,484)                               -
                                                                            ------------                     ------------
   Total adjustments                                                          (1,271,241)                         358,166
                                                                            ------------                     ------------
   Net cash used by operating activities                                        (803,803)                        (147,580)

CASH FLOW FROM INVESTING ACTIVITIES:
   Notes receivable
       Advances                                                                        -                          (10,000)
       Collections                                                                     -                           60,784
   Purchase of furniture, fixtures and equipment                                (497,825)                      (3,014,053)
   Proceeds from disposal of assets                                              115,030                                -
   Acquisition of businesses:
       Cost in excess of net assets of companies acquired, net                (7,025,542)                      (1,558,101)
       Accounts receivable                                                       (85,000)                          (9,780)
       Inventory                                                                (635,428)                      (2,056,978)
       Prepaid expenses and other                                                (10,000)                          (3,765)
       Furniture, fixtures and equipment                                        (155,700)                        (243,352)
       Other assets                                                              (14,300)                         (28,565)
       Advances and deposits                                                     100,000                                -
                                                                            ------------                     ------------
                                                                              (7,825,970)                      (3,900,541)
                                                                            ------------                     ------------
   Net cash used for investing activities                                     (8,208,765)                      (6,863,810)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net:
       Proceeds from exercise of stock options                                         -                          187,500
       Private placement                                                      14,854,580                                -
       Collection of stock subscription                                           23,438                                -
   Notes payable
       Advances                                                                        -                        3,500,000
       Repayments                                                                      -                         (410,608)
                                                                            ------------                     ------------
   Net cash provided by financing activities                                  14,878,018                        3,276,892
                                                                            ------------                     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           5,865,450                       (3,734,498)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,122,233                        4,442,454
                                                                            ------------                     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 6,987,683                      $   707,956
                                                                            ============                     ============


                              CD WAREHOUSE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)



Supplemental Cash Flow Information:

     For the nine months ending September 30, 1998 and 1999, the Company had the following noncash investing and financing activities:

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
                                                                    ===================

     In 1999, the Company acquired the assets of Music Trader, Inc. for cash of $3,000,000 and 84,745 shares of the Company's common stock valued at $11.80 per share. The non-cash portion of this transaction is as follows:

       Costs in excess of net assets acquired, net                          $   966,880
       Prepaid expenses and other                                                 9,780
       Inventory                                                              2,837,312
       Furniture, fixtures and equipment                                        160,000
       Other assets                                                              26,028
                                                                    -------------------
                                                                              4,000,000
       Less cash paid                                                        (3,000,000)
                                                                    -------------------
                                                                            $ 1,000,000
                                                                    ===================

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements as of December 31, 1998 and September 30, 1999 and for the nine months ended September 30, 1998 and 1999, include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiaries, Compact Discs Management, Inc. ("CDM"), and CD Warehouse Finance Company ("CDF"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB.

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

     The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. The cash portions of the acquisitions were financed through proceeds from the Company's private placement of common stock, operating cash flows and bank borrowings. Following are the Company's unaudited pro forma results for the nine months ended September 30, 1998 and 1999 assuming the acquisitions and the private placement occurred on January 1, 1998 (in thousands, except for per share data):

                                                                             1998                 1999
                                                                    ----------------------------------------
Total revenues                                                             $ 20,489,057         $ 23,308,705
Net income (loss)                                                          $    840,149         $   (428,608)

Net income (loss) per share-basic and diluted                              $        .22         $       (.12)

Weighted average diluted common shares                                        3,833,671            3,652,877


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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate and actual events, and results may materially differ from anticipated results described in such statements. Important factors that could actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, the risks disclosed under "Item 2-Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements. Further, there can be no assurance that the historical level of the Company's revenues and net income will continue to be achieved in the future. As used in herein, the word "Company" means CD Warehouse, Inc. and its wholly owned subsidiaries, Compact Discs Management, Inc., and CD Warehouse Finance Company, unless the context indicates otherwise.

Overview

     The Company was formed in September 1996 to acquire the franchise operations of Compact Discs International, Ltd., a Texas limited partnership, which franchised and operated stores throughout the United States and England under the name "CD Warehouse." The first CD Warehouse store was opened in 1992. Under the CD Warehouse name, as of September 30, 1999, there were 235 domestic units operating in 34 states and the District of Columbia, and 11 international units operating in England, Canada, France, Guatemala and Venezuela.

     On June 26, 1998 the Company completed the acquisition, from Grow Biz International, Inc. ("Grow Biz"), of the franchise rights to 134 Disc Go Round retail music stores, as well as the acquisition of the assets of three Disc Go Round stores owned and operated by Grow Biz, for an aggregate purchase price of approximately $7 million. The Company has continued to operate the Disc Go Round stores as a separate franchise system. As of September 30, 1999, the Company's CD Warehouse and Disc Go Round franchise systems had a total of 336 stores operating in 40 states and the District of Columbia domestically and in five different countries internationally.

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

                                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                                  --------------------------------      -------------------------------
                                                     1998               1999                 1998             1999
                                                   -----------        -----------         -----------     -----------
Revenues:
  Retail store sales                                      60.4%              85.8%               58.7%           85.0%
  Wholesale merchandise sales                             15.0                1.7                20.6             1.6
  Software income, net                                      .1                 .2                  .3              .3
  Royalty income                                          22.8               11.7                18.5            12.6
  Management fees                                           .5                 --                  .6              --
  Franchise and development fees                           1.2                 .6                 1.3              .5
                                                   -----------        -----------         -----------     -----------
                                                         100.0%             100.0%              100.0%          100.0%
                                                   ===========        ===========         ===========     ===========
Operating costs and expenses:
  Cost of sales-retail stores sales (1)                   58.3%              60.3%               58.2%           58.7%
  Cost of sales-wholesale merchandise sales (2)           88.3               85.5                90.4            67.0
  Retail store operating expenses (1)                     36.0               41.9                35.2            38.0
  General and administrative                              17.3               13.7                17.2            15.2
  Depreciation and amortization                            5.3                4.7                 3.6             4.8

Operating income (loss)                                    7.2               (7.6)                5.7            (3.3)
Other income (expense), net                                2.4                (.8)                1.8             (.4)

Net income (loss)                                          6.0%              (5.3)%               4.7%           (2.3)%
(1)  As percentage of retail store sales.
(2)  As percentage of wholesale merchandise sales.


                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------      -------------------------------
                                                       1998               1999                1998            1999
                                                   -----------        -----------         -----------     -----------
Sales Data:
  System wide sales
      CD Warehouse                                 $13,751,762        $20,567,700         $37,939,457     $56,247,335
      Disc Go Round                                $ 8,142,969        $ 6,299,566         $   ( C )       $21,624,817

  Percentage increase (A)
      CD Warehouse                                          46%                50%                 51%             48%
                                                   ===========        ===========         ===========     ===========
      Disc Go Round                                   ( C )                   (23)%          ( C )           ( C )

Average monthly sales per store
      CD Warehouse                                 $    28,909        $    30,518         $    27,673     $    30,111
                                                   ===========        ===========         ===========     ===========
      Disc Go Round                                $    21,317        $    23,370        $       ( C )    $    22,271
                                                   ===========        ===========        ============     ===========

Change in comparable retail store sales (B)
      CD Warehouse                                          14%                 8%                 16%             13%
                                                   ===========        ===========         ===========     ===========
      Disc Go Round                                  ( C )                      6%           ( C )           ( C )
                                                                      ===========

(A) Represents percentage increase from comparable period in prior year.
(B) Represents percentage increase for stores open in both periods reported.
(C) Acquired Disc Go Round June, 1998 - Data unavailable for computation.


     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System during fiscal 1999:

                                          December 31,           Open             Close           Transfer      September 30,
                                              1998                                                                   1999
                                          ------------     ------------     ------------      ------------      ------------
Franchise Stores
  Domestic - CD Warehouse                          128               15               (6)               22               159
  Domestic - Disc Go Round                         120               --               (9)             ( 27)               84
                                          ------------     ------------     ------------      ------------      ------------
                                                   248               15              (15)               (5)              243

  International - CD Warehouse                       7                2               --                 2                11
  International - Disc Go Round                      8               --               --                (2)                6
                                          ------------     ------------     ------------      ------------      ------------
                                                    15                2               --                --                17

Company-owned Stores
  Domestic - CD Warehouse                           51               24               (4)                5                76
  Domestic - Disc Go Round                          --               --               --                --                --
                                          ------------     ------------     ------------      ------------      ------------
                                                    51               24               (4)                5                76
                                          ------------     ------------     ------------      ------------      ------------
           Total                                   314               41              (19)               --               336
                                          ============     ============     ============      ============      ============

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998 (all numbers rounded to the nearest thousand).

     Revenues

     Retail store sales increased $4,643,000 to $6,979,000 for the three months ended September 30, 1999, compared to $2,336,000 for the three months ended September 30, 1998. The 199% increase in retail store sales is the result of having 76 company stores in operation during the three months ended September 30, 1999, compared to only 28 company stores during the same period in 1998.

     Wholesale merchandise sales were $141,000 for the three months ended September 30, 1999, compared to $580,000 for the same period in 1998, a decrease of $439,000, or 75%. The decrease reflects the Company's continued phasing out of its "one-stop" warehouse operations since May 1998, which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

     Royalty income increased $66,000 to $949,000 for the three months ended September 30, 1999, compared to $883,000 for the same period in 1998. Same store sales for stores operating as CD Warehouse increased by 8% for the three months ended September 30, 1999, with monthly average sales for all CD Warehouse stores increasing from $28,909 for the three months ended September 30, 1998 to $30,518 for the same period in 1999. Same store sales for stores operating as Disc Go Round increased by 6% for the three months ended September 30, 1999, with monthly average sales for all Disc Go Round stores increasing from $21,317 for the three months ended September 30, 1998 to $23,370 for the same period in 1999.

     Costs and Expenses

     Cost of sales for retail store sales increased $2,849,000, or 209%, for the three months ended September 30, 1999 compared to the same period in 1998. This increase is consistent with the increase of retail store revenue discussed above. However, cost of sales as a percentage of sales increased to 60% of sales for the three months ended September 30, 1999 compared to 58% of sales for the three months ended September 30, 1998. The increase is primarily due to the change in sales mix between used product and new product, which has a greater cost of sales.

     Costs of sales for wholesale merchandise decreased 76% to $121,000 for the three months ended September 30, 1999, compared to $512,000 in 1998. The decrease is consistent with the decrease in wholesale merchandise sales. Cost of sales was 86% of sales for the three months ended September 30, 1999, compared to 88% for the comparable period in 1998.

     Retail store operating expenses increased $2,079,000 to $2,921,000 for the three months ended September 30, 1999, compared to $842,000 for the three months ended September 30, 1998. Although the increase is due primarily to the increase of company-owned stores discussed above, retail store operating expense was 42% of retail store revenue for the three months ended September 30, 1999, compared to 36% of retail store revenue for the same period in 1998. The increase in retail store operating expense as a percentage of retail store revenue is attributable principally to (i) expenses associated with the Company's new advertising campaign, aimed to aggressively position itself against its competitors, who have also recently launched marketing blitzes, (ii) increased payroll costs associated with retail store preparation to upload the stores' used inventory for sale on the Company's E-Commerce website, and (iii) severe weather in certain company store markets, which resulted in unexpected store closings due to the weather conditions. The Company anticipates that retail store operating expense as a percentage of retail store revenue will decrease from the level experienced during the three months ended September 30, 1999.

     General and administrative expenses increased by $443,000 to $1,114,000 for the three months ended September 30, 1999, compared to $671,000 for the three months ended September 30, 1998. This increase resulted from the continued growth in company-owned stores (increase of 48 stores). The three months ended September 30, 1999 also included costs associated with operating two separate franchise concepts, certain non-recurring legal and administrative expenses and implementing operations of the Company's E-Commerce site in all company stores.

     Depreciation and Amortization

     Depreciation and amortization increased $182,000 to $388,000 for the three months ended September 30, 1999, compared to $206,000 for the same period in 1998. This is due to the addition of 48 company-owned stores, costs associated with E-Commerce and the amortization of goodwill associated with various acquisitions (discussed in the financial statements) effected during 1998 and 1999.

     Net Income (loss)

     The Company experienced a net loss of $431,000 for the three months ended September 30, 1999, compared to net income of $232,000 for the three months ended September 30, 1998. The net loss is due primarily to the increase in cost of sales, retail operating expenses and general and administrative cost described above. Net loss was also affected by the decrease in other income of $163,000. This was caused by the reduction of interest income of approximately $80,000 combined with increase of interest expense of $65,000. The remaining difference relates to costs associated with closing three company stores.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998 (all numbers rounded to the nearest thousand).

     Revenues

     Retail store sales increased $13,090,000 to $18,914,000 for the nine months ended September 30, 1999, compared to $5,824,000 for the nine months ended September 30, 1998. The 224% increase in retail store sales is the result of having 76 company stores in operation during the nine months ended September 30, 1999, compared to only 28 during the same period in 1998.

     Wholesale merchandise sales decreased 82% to $365,000 for the nine months ended September 30, 1999, compared to $2,047,000 for the same period in 1998. The decrease is due to the Company discontinuing its "one-stop" warehouse operations in May 1998, which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and eventually sell used product to the franchise system.

     Royalty income increased $971,000 to $2,811,000 for the nine months ended September 30, 1999, compared to $1,840,000 for the same period in 1998. A substantial portion of the increase is attributable to the inclusion of the Disc Go Round franchise stores to the Company's operations in July 1998, which contributed approximately $725,000 of royalty income during the first six months of 1999. Additionally, same store sales for stores operating as CD Warehouse increased by 13% for the nine months ended September 30, 1999, with monthly average sales for all CD Warehouse stores increasing from $27,673 for the nine months ended September 30, 1998 to $30,111 for the same period in 1999. No same store sales information is available for Disc Go Round stores for the period preceding the Company's acquisition of the Disc Go Round franchise system in June 1998.

     Costs and Expenses

     Cost of sales for retail store sales increased $7,714,000 for the nine months ended September 30, 1999, compared to the same period in 1998. This 228% increase is consistent with the increase of retail store revenue discussed above. However, cost of sales as a percentage of sales remained fairly constant at 58% of sales for both the nine months ended September 30, 1999 and September 30, 1998.

     Costs of sales for wholesale merchandise decreased $1,606,000 to $245,000 for the nine months ended September 30, 1999, compared to $1,851,000 in 1998. The 86% decrease is consistent with the decrease in wholesale merchandise sales. Cost of sales was 67% of sales for the nine months ended September 30, 1999 compared to 90% for the comparable period in 1998.

     Retail store operating expenses increased $5,136,000 to $7,188,000 for the nine months ended September 30, 1999, compared to $2,052,000 for the nine months ended September 30, 1998. The 260% increase is due to the increase of company-owned stores discussed above. Retail store operating expense was 38% of retail store revenue for the nine months ended September 30, 1999, compared to 35% of retail store revenue for the same period in 1998. The increase relates to costs associated with absorbing the acquisition of the 16 Music Trader stores late in the first quarter of 1999, as well as the factors discussed above relating to the increase in retail store operating expense for the three months ended September 30, 1999.

     General and administrative expenses increased by $1,683,000 to $3,387,000 for the nine months ended September 30, 1999, compared to $1,704,000 for the nine months ended September 30, 1998. This increase resulted from the continued growth in company-owned stores (increase of 48 stores). The nine months ended September 30, 1999 also included costs associated with operating two separate franchise concepts, certain non-recurring legal and administrative expenses and implementing operations of the Company's E-Commerce site in all company stores.

     Depreciation and Amortization

     Depreciation and amortization increased $702,000 to $1,062,000 for the nine months ended September 30, 1999 compared to $360,000 for the same period in 1998. This is due to the addition of 48 company-owned stores, costs associated with E-Commerce and the amortization of goodwill associated with various acquisitions (discussed in the financial statements) effected during 1998 and 1999.

     Net Income (loss)

     The Company experienced a net loss of $506,000 for the nine months ended September 30, 1999, compared to net income of $467,000 during the same period in 1998. The net loss is due primarily to the increase in cost of sales, retail operating expenses and general and administrative cost described above. Net loss was also affected by the decrease in other income of $265,000. This was caused by the reduction of interest income of approximately $160,000 combined with increase of interest expense of $145,000. The remaining difference relates to costs associated with closing three company stores.

Liquidity and Capital Resources

     At September 30, 1999 the Company had working capital of $7,039,000 and cash and cash equivalents aggregating $708,000, compared to working capital of $8,543,000 and cash and cash equivalents of $4,442,000 at December 31, 1998. Net cash used by operating activities was $148,000 for the nine months ended September 30, 1999, compared to net cash used for operating activities of $804,000 for the nine months ended September 30, 1998. The net cash used by operations for the nine months ended September 30, 1999 relates principally to an increase in inventory of $1,744,000, resulting from both an increase in company stores as well as continued planned growth of per store inventory quantities. This increase was offset by an increase in accounts payable of $1,666,000 consisting primarily of amounts due to E-Commerce related vendors. The net cash used for operating activities for the nine months ended September 30, 1998 was due principally to the reduction of amounts due the major labels because of the company's decision to discontinue its warehouse operations relating to new CDs and increase in retail store inventory.

     Net cash used for investing activities was $6,864,000 for the nine months ended September 30, 1999, compared to $8,209,000 for the same period in 1998. The significant uses of cash for investing activities in 1999 relate to the acquisition of Music Trader, Inc. in February 1999, development costs relating to E-Commerce, and continued company store growth. The use in 1998 related primarily to the acquisition of Disc Go Round in June 1998.

     Net cash provided from financing activities was $3,277,000 for the nine months ended September 30, 1999, compared to $14,878,000 for the same period in 1998. The net cash provided from financing in 1999 relates to bank debt of $3,500,000 used to acquire Music Trader, Inc. and open new company stores, as well as proceeds from the exercise of stock warrants issued in connection with the Company's initial public offering. The net cash provided from financing in 1998 relates primarily to the proceeds of the private placement of 1,624,300 shares of common stock in May 1998.

     In October 1998 the Company formed a wholly owned subsidiary, CD Warehouse Finance Company, to finance the growth of qualified franchisees. As of September 30, 1999, the financing subsidiary had funded $228,000 for the development or remodel of three new franchised stores. The Company expects the subsidiary's activity to increase in the future, although the level of such activity cannot be predicted with any certainty and is dependent on the availability of working capital.

     The Company is continuing the implementation of its Internet E-Commerce website (http://www.cdwarehouse.com/). The website "went live" in December 1998
         ----------------------------
and offers both new and used CDs. To date, the Company has incurred costs in excess of $2,000,000 in development of the website, and it is expected that additional costs will be incurred in further project development. As previously reported, the Company has experienced difficulties in the process of expanding its Internet website to include all used inventory of its company stores. The Company's principal E-Commerce partner and project developer has worked with the Company to resolve these difficulties, and the majority of the company stores have now uploaded their used inventory on-line. Additionally, the Company anticipates that the website will also be available for participation by franchised stores by year-end. A significant portion of the Company's accounts payable at September 30, 1999 related to amounts owed to its principal E-Commerce vendors. Pending the outcome of alternative sources of financing currently being sought by the Company, as described below, the Company may seek a restructuring of the amounts due with such vendors.

     In addition to the working capital at September 30, 1999, the Company has a $7,000,000 credit facility with Bank One Oklahoma, N. A. The credit facility consists of a $2,000,000 line of credit maturing in April 2000 and a $5,000,000 term loan portion maturing in April 2002. Amounts borrowed under the credit facility bear an interest rate equal to Bank One's prime rate. As of the date of this Report, $3,000,000 of the term loan portion of the facility had been utilized to acquire Music Trader's 16 retail music stores in San Diego, California and $1,000,000 of the line of credit had been advanced for company store growth. The credit facility provides for the maintenance by the Company of certain financial and financial ratio covenants. For the nine months ended

September 30, 1999, increased capital expenditures by the Company, relating primarily to E-Commerce development, caused the Company to exceed the limitations on capital expenditures imposed by the credit facility, which in turn caused the fixed coverage ratio to fall below the requirement imposed by the credit facility. Additionally, the net loss for the period caused the Company to be out of compliance at September 30, 1999 with the credit facility's tangible net worth requirement. The lender has granted waivers of the Company's noncompliance with these financial covenants.

     The Company has engaged the services of an investment banker to assist it in securing financing of up to $20 million, which will be used by the Company
(i) to make acquisitions which come within its strategic parameters, and (ii) for such other purposes as may be designated in accordance with the terms of any such financing. If the Company does not obtain the financing, or does not obtain the total amount sought, it will not be able to fully implement its business plan, which includes ongoing acquisitions as a major component of its business strategy. However, it is the Company's opinion that the current working capital at September 30, 1999, combined with available funds under its existing credit facility, will be sufficient to support ongoing activities of the Company for the foreseeable future, excluding consideration of (i) any acquisitions in furtherance of its long-term business plan, or (ii) amounts owing to the Company's principal E-Commerce vendors.

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

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in 1998, will be completed during the Fall of 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 30, 1999, it had completed approximately 95% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 5% of the initiatives are in process and expected to be completed on or about November 30, 1999.

     The Company has also mailed letters or verbally communicated with its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. As of September 30, 1999, the Company had received responses from a majority of such third parties, and substantially all of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. The Company will continue to make follow-up mailings to significant vendors and service providers that have not responded, or whose responses have been deemed unsatisfactory by the Company.

     The cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. As of September 30, 1999, the Company had incurred minimal costs related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

                           PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit
                Number                  Exhibit
                -------     ---------------------------------

                 27.1*      Financial Data Schedule

                 *  Filed electronically herewith


         (b)    Reports on Form 8-K

                A report on Form 8-K was filed October 8, reporting that the Company and CD Plus.com Ltd., a Canadian public company, had executed a letter of intent to merge the operations of the two companies. No financial statements were filed as a part of the report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CD WAREHOUSE, INC.,
                                  a Delaware corporation



Date: November 11, 1999           /s/ Jerry W. Grizzle
                                  --------------------
                                  Jerry W. Grizzle
                                  Chairman of the Board of Directors;
                                  President and Chief Executive Officer

Date: November 11, 1999           /s/ Doyle E. Motley
                                  -------------------
                                  Doyle E. Motley
                                  Senior Vice-President and Chief
                                  Financial Officer

                               INDEX TO EXHIBITS


                                                           Page number
                                                           at which exhibit
                                                           appears in
     Exhibit                                               sequentially
     Number                Name of Exhibit                 numbered pages
     ------                ---------------                 --------------
     27.1*             Financial Data Schedule                     20


     *  Filed electronically herewith