Form 10KSB
period 1999-12-31
CD WAREHOUSE INC
filed 2000-03-29
CIK 1025822

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

     For the transition period from __________________ to ___________________.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999     COMMISSION FILE NUMBER 000-21887

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

                           Yes  X          No
                               ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---
Registrant's revenues for its most recent fiscal year were $31,912,276.

As of March 20, 2000, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $7,217,245.

As of March 20, 2000, there were 3,660,295 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ---
DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE IN PART III, ITEMS 9 THROUGH 12, OF THIS FORM 10-KSB.

                                  FORM 10-KSB

                               TABLE OF CONTENTS


Item   PART I                                                               Page

1.     Description of Business                                                1

2.     Description of Property                                               12

3.     Legal Proceedings                                                     13

4.     Submission of Matters to a Vote of Security Holders                   13


       PART II

5.     Market for Common Equity and Related Stockholder Matters              14

6.     Management's Discussion and Analysis or Plan of Operation             14

7.     Financial Statements                                                  20

8.     Changes In and Disagreements With Accountants on Accounting
       and Financial Disclosure                                              20


       PART III

9.     Directors, Executive Officers, Promoters and Control Persons;
       Compliance With Section 16(a) of the Exchange Act                     20

10.    Executive Compensation                                                20

11.    Security Ownership of Certain Beneficial Owners and Management        20

12.    Certain Relationships and Related Transactions                        20

13.    Exhibits and Reports on Form 8-K                                      20

Signatures                                                                   23

Financial Information                                                Appendix A

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS REPORT  INCLUDES  "FORWARD-LOOKING  STATEMENTS"  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF
FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE" OR "BELIEVE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. SUCH STATEMENTS ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS WHICH MAY ULTIMATELY PROVE TO BE INACCURATE AND ACTUAL EVENTS AND RESULTS MAY MATERIALLY DIFFER FROM ANTICIPATED RESULTS DESCRIBED IN SUCH STATEMENTS. IMPORTANT FACTORS THAT COULD ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") INCLUDE THE RISKS INHERENT GENERALLY IN THE RETAIL AND FRANCHISING INDUSTRIES, THE IMPACT OF COMPETITION AND PRICING, CHANGING MARKET CONDITIONS, THE RISKS DISCLOSED UNDER "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE. AS A RESULT, THE READER IS CAUTIONED NOT TO PLACE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. FURTHER, THERE CAN BE NO ASSURANCE THAT THE HISTORICAL LEVEL OF THE COMPANY'S REVENUES AND GROWTH WILL CONTINUE TO BE ACHIEVED IN THE FUTURE.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     CD Warehouse, Inc. (together with its wholly owned subsidiaries, the "Company") is engaged in the franchising and ownership of music stores offering new and pre-owned compact discs ("CDs") and related products under two similar but distinct franchise systems, "CD Warehouse" and "Disc Go Round." The term "CD Warehouse System" encompasses the two franchise systems and their respective stores, which variously operate under the trade names "CD Warehouse," "Disc Go Round", "CD Exchange" and "Music Trader." Since its initial public offering in January 1997 (the "IPO"), the Company has engaged in a program of expansion to achieve strong market recognition in the retail music industry. This expansion has been accomplished primarily through the sale of new franchises and the acquisition and conversion of independently owned retail music stores to company-owned stores, as well as the acquisition by the Company of existing franchised stores. During 1999, the most significant factor contributing to the Company's store and revenue growth was the acquisition of Music Trader, Inc., a 16-store retail music chain based in Southern California. At December 31, 1999, the CD Warehouse System had an aggregate 339 stores in 39 states and the District of Columbia, Canada, England, France, Guatemala and Venezuela, with 185 franchised stores and 75 company-owned stores operating under the CD Warehouse concept (utilizing either the CD Warehouse, CD Exchange or Music Trader trade name) and 79 franchised stores operating under the Disc Go Round concept (utilizing either the Disc Go Round or CD Exchange trade name). The term "CD Warehouse" encompasses the CD Warehouse, CD Exchange and Music Trader stores operating within the CD Warehouse franchise system, and the term "Disc Go Round" encompasses the Disc Go Round and CD Exchange stores operating within the Disc Go Round franchise system.

     CD Warehouse and Disc Go Round stores sell their products to the general public in the market area where the respective store is located. A typical store, located in a high traffic strip shopping center, will occupy between 1,200 and 2,500 square feet and offer between 10,000 and 16,000 selections, with approximately 52% of the dollar sales volume being pre-owned selections and the balance being new releases from the major music categories. At each CD Warehouse and Disc Go Round store, a customer selects from a number of new and pre-owned CDs and may listen to pre-owned CDs before purchase. CD Warehouse and Disc Go Round stores sell CDs, take customers' CDs in trade or buy customers' CDs for cash. Typically, each store carries the majority of the Billboard Top 100 selections as "new" inventory, filling out its inventory selection with pre-owned CDs which are purchased for $1 to $4 and remarketed for $6 to $9.

     During the year ended December 31, 1999, the Company had total revenues of approximately $31,912,000, and net loss of approximately $1,141,000. The Company's expansion strategy for 2000 is to open 25 to 30 franchised stores. The Company also plans to further develop and market its internet site,
HTTP://WWW.CDWAREHOUSE.COM, which offers both new and used CDs. See "ITEM 1-Description of Business-Competition."

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

RECENT EVENTS

     On February 22, 1999, the Company completed the purchase of a 16-store retail music chain located in San Diego, California and surrounding areas and operating under the name "Music Trader." The Company operates the 16 stores as company-owned stores under the CD Warehouse concept. The total purchase price for the transaction, which was structured as an acquisition of the assets relating to the 16 stores, was $4,000,000, comprised of $3,000,000 in cash and $1,000,000 in Common Stock of the Company, valued for purposes of the acquisition at $11.80 per share.

     Effective January 4, 2000, Gary D. Johnson resigned his positions as Director, Executive Vice President and Chief Operating Officer of the Company. On March 1, 2000, the Company entered into an agreement with Mr. Johnson to sell to him two company-owned stores, as well as a store "package" (consisting of the furniture, fixtures and inventory necessary to open a CD Warehouse store), for an aggregate purchase price of $425,505 (the "Johnson Sale"). The sale was consummated on March 21, 2000.

BUSINESS STRATEGY

     The Company's business strategy of offering a mix of both new and pre-owned CDs is based on its belief that there is a growing consumer willingness to purchase pre-owned CDs, which is providing an expanding market niche in the retail music industry for CD resellers. The Company's business strategy is to establish itself as the recognized industry leader in the domestic buy-sell-trade retail CD marketplace by pursuing a three-fold approach: (1) offering quality, pre-owned CDs at exceptional value; (2) offering to accept as a trade, or buy for cash, selected CDs from customers; and (3) selling new releases at competitive prices.

     According to the Recording Industry Association of America (the "RIAA"), annual CD sales in the United States for 1999 were $12.8 billion which represented a 12.3% increase from 1998 domestic CD sales of $11.4 billion. The lack of any audible difference between new and pre-owned CDs, durability of the medium, cost savings and the accumulating stock of available CDs for resale, suggest the possibility for rapid market growth in the pre-owned CD market. Because the CD is encased in plastic and read by a laser, the playing of CDs, and even the occasional careless handling of CDs, rarely cause damage that will impair performance or result in any degradation of sound quality. In the absence of pronounced abuse, CDs may reasonably be expected to last for decades; premium (gold-plated) CDs may last for centuries. Such extraordinary durability, coupled with the standard error-correction circuitry in CD players, means that pre-owned CDs are essentially indistinguishable from new CDs in terms of audible performance. By offering quality pre-owned CDs at substantial savings and responding to consumers' desire to recycle merchandise they no longer want or use but which has intrinsic value, the CD Warehouse remarketing concept emphasizes consumer value.

     Management believes that, in addition to the Company, Hastings Entertainment, Inc. and Wherehouse Entertainment, Inc. are the only national chains selling pre-owned CDs on any significant scale. The Company believes that it can increase its market share by expanding the CD Warehouse System in targeted markets. The Company's expansion strategy for 2000 is to open 25 to 30 franchised stores. To accomplish this objective, the Company employs a business strategy that includes the following elements:

     INVENTORY MANAGEMENT SYSTEM. The Company considers its inventory management system, which is a software program proprietary to the CD Warehouse concept, to be essential to the success of its business strategy. The program, which has a database in excess of 270,000 titles and includes catalogs from all the major record labels, assists each store in selectively procuring pre-owned CDs by supplying buying directions for every CD offered. The ability to access this data instantly gives store operators the capability to make an informed decision on every CD presented by a customer for purchase or trade, by reviewing the title's historic sales data, as well as the recommended purchase price that the CD has been assigned by the Company. By scanning each CD (utilizing bar coding capability), the program also includes point-of-sale recording of all transactions, including customer profiles with which mailing lists may be created. Additionally, as each transaction is entered, the program provides for the printing of customer receipts which concurrently compiles inventory by title, including respective costs, selling price and gross profit results. Accordingly, the program can generate reports of comprehensive data for any selected period or any facet of store operations, including sales by title, sales by dollar volume, inventory by title, individual transaction summaries, acquisitions for any period, system adjustments, cash register reconciliation and virtually any other pertinent financial information. Disc Go Round stores utilize an inventory and point-of-sale software that offers comparable management reporting capability but lacks the ranking by levels of the CD Warehouse database.

     The Company believes that the proprietary inventory management system contributes to more efficient system-wide management of inventory by reducing the need to purchase new titles from music distributors for new store inventories and affording existing stores the opportunity to sell excess inventory. As new stores are developed, opening packages of inventory are assembled by the Company and sold to the franchisees. The demand for inventory by new stores allows existing stores to sell excess inventory. If, for example, it is determined that a store may be overstocked on a particular selection, the Company may purchase the selection and resell it to another unit or as part of the opening inventory of a new store. The Company believes that this is a significant advantage in comparison to its competitors, since the Company can review all titles available and source its own system for inventory. Management anticipates as much as 75% of the opening inventory for a new store can be purchased from system stores. This constant inventory turnover allows existing stores to make a reasonable profit and provide a source of capital while providing an opportunity for the Company to acquire quality inventory to open new stores or update an existing location's inventory.

     The Company is finalizing an upgraded version of its proprietary software system. The upgrade is expected to include such enhancements as (i) a communications interface that will allow all stores to communicate with the Company and with each other, and (ii) an accounting package that will produce a profit and loss statement from the information captured by a store's point-of-sale register. The Company expects to introduce the software upgrade to all CD Warehouse stores during 2001.

     CUSTOMER SERVICE. The Company emphasizes excellent customer service and seeks to employ, and to sell franchises to, motivated and energetic people. The Company also seeks to foster enthusiasm for its customer service philosophy and its franchise concepts through annual franchise conventions, regional meetings and other frequent contacts with its franchisees and store managers.

     TARGETED EXPANSION. The Company believes that its existing core and developing markets offer significant growth opportunity for franchised store development. The Company concentrates its expansion of stores in markets where it can cluster stores, thereby expanding consumer awareness and creating significant operating, distribution and advertising efficiencies. To increase its penetration of core markets, the Company historically has co-developed markets with franchisees, divided markets among franchisees or divided markets among the Company and franchisees, "clustering" both company-owned and franchised stores through the use of area development agreements and its site selection approval process. The Company believes that this approach has contributed to increased average store sales. For 2000, the Company has determined to focus its efforts on market expansion through increased franchised store development, rather than company-store development.

STORE LOCATIONS

     The table below shows the location, as of December 31, 1999 of all CD Warehouse and Disc Go Round stores (which also includes, for each franchise system, stores operating under the trade name "CD Exchange" or "Music Trader") in the United States, Canada, England, France, Guatemala and Venezuela:



DOMESTIC
--------

ALABAMA
Birmingham++
Daphne++
Homewood++
Hoover++
Huntsville (2)++
Mobile (2)++

ARIZONA
Tempe++

ARKANSAS
Fayetteville++
Fort Smith++
Little Rock *
North Little Rock*

CALIFORNIA
Chula Vista*
El Cajon*
Encinitas*
Escondido*
Huntington Beach+
Oceanside*
Palm Desert+
Poway*
San Diego (8)*
San Marcos*
Santee*

COLORADO
Arvada+
Colorado Springs++
Ft. Collins*
Littelton+

DELAWARE
Newark+
Wilmington+

FLORIDA
Coral Gables*
Davie++
Daytona Beach*
Deland*
Fern Park*
Ft. Lauderdale (2)++
Ft. Myers++
Gainesville++
Jacksonville (2)*
Lake Park++
Melbourne*
Miami Lakes*
Miami*
Naples++
Neptune Beach*
North Miami*
Orange Park*
Orlando*
Orlando+
Ormond Beach*
Penbrooke Pines++
Port Charlottee++
Sanford*
Tallahassee (3)++
Tampa+
Venice++

GEORGIA
Atlanta (2)++
Atlanta+
Duluth++
Marietta (2)++
Martinez++
Morrow++

IDAHO
Idaho Falls++

ILLINOIS
Carbondale++
Chicago (2)+
Harwood Heights+
Moline+
North Riverside+
Streamwood++

INDIANA
Bloomington+
Indianapolis++
Indianapolis (3)+
Mishawaka+

IOWA
Ames+
Cedar Rapids++
Cedar Rapids+
Clive+
Davenport++
Davenport+
Des Moines (2)++
Des Moines+
Iowa City++
Sioux City++
Waterloo++
Waterloo+

KANSAS
Overland Park*
Shawnee*
Wichita++
Olathe*

KENTUCKY
Lexington++
Louisville+
Paducah++

LOUISIANA
Baton Rouge*
Baton Rouge++
Gretna++
Lafayette*
Metarie*
New Orleans++
Shreveport++
Shreveport+

MARYLAND
Elkridge++
Laurel++

MICHIGAN
East Lansing++
Grand Rapids (2)++
Holland+
Kalamazoo++

MINNESOTA
Bemidji+
Blaine++
Brooklyn Center++
Burnsville++
Duluth+
Edina++
Maple Grove+
Maplewood++
Minneapolis (2)++
Roseville++
St. Cloud++

MISSOURI
Arnold++
Ballwin++
Cape Girardeau++
Gladstone*
Independence*
Kansas City*
Lee Summit*
Maryland Heights++
O'Fallon++
Springfield*
St. Louis++

MONTANA
Bozeman++
Great Falls++

NEBRASKA
Lincoln*
Omaha*

NEVADA
Las Vegas*

NEW JERSEY
Belleville++
Freehold+
Laurel Springs++
Northfield++
Voorhees+

NEW YORK
Endicott+
Guilderland+
Huntington Station++
Rockville Center++
Wantaugh+
White Plains++

NORTH CAROLINA
Cary+
Charlotte (3)++
Durham+
Fayettville++
Goldsboro++
Raleigh+
Wilmington+
Wilson++

NORTH DAKOTA
Fargo++

OHIO
Beavercreek+
Boardman++
Canton++
Centerville+
Cincinnati(2)+
Cleveland Heights++
Columbus (4)++
Fairlawn++
Holland++
Mayfield Heights++
Mentor++
Miamisburg++
Niles++
Parma Heights++
Toledo++

OKLAHOMA
Edmond*
Midwest City*
Norman*
Oklahoma City (3)*
Shawnee*
Stillwater (2)*
Tulsa*
Tulsa++

OREGON
Beaverton+
Portland+

PENNSYLVANIA
Allentown+
Conshohocken+
Easton+
Erie+
Greensburg++
Harrisburg++
Lancaster++
Mechanicsburg++
Monroeville++
Philadelphia+
Pittsburgh (2)++
Pittsburgh+
State College++
West Mifflin++

SOUTH CAROLINA
Columbia+
Greenville (2)++

SOUTH DAKOTA
Sioux Falls+

TENNESSEE
Antioch++
Bartlett+
Clarksville++
Jackson++
Madison++
Memphis*
Murfreesboro++
Nashville++

TEXAS
Abilene*
Addison*
Arlington (3)++
Austin (4)++
Carrollton*
College Station+
Corpus Christi++
Corpus Christi+
Dallas (7)++
Denton ++
Duncanville++
El Paso*
Ft. Worth++
Garland*
Grand Prairie++
Houston (6)*
Houston+
Hurst++
Irving++
Lewisville++
Longview++
Lubbock++
Mesquite++
Midland*
North Richland Hills++
Plano*
Round Rock++
San Angelo++
San Antonio (7)++

TEXAS (con't)
San Marcos++
Sherman++
Texarkana++
Waco*
Webster*
Wichita Falls*

UTAH
Provo++
Provo+
Salt Lake City++
St. George++
Taylorsville++

VERMONT
Burlington+

VIRGINIA
Alexandria++
Fairfax++


WASHINGTON
Belleville++
Bremerton++
Kennewick+
Linwood+
Seattle++
Seattle(3)+

WISCONSIN
Appleton++
Appleton+
Brookfield++
Brookfield+
East Milwaukee+
Green Bay+
Greenfield+
Greenfield++
Janesville+
Kenosha++
Madison(3)+
Madison++
Racine++

DISTICT OF COLUMBIA
Washington++

INTERNATIONAL
-------------

CANADA
Charlottetown/PE+
Dartmouth/NS+
Halifax/NS+
Kingston/ON++
Ottawa/ON (2) ++
Thunder Bay/ON++
Winnipeg/MB (3)+

ENGLAND
Ealing++
Leeds++
London++
Watford++

FRANCE
Caen++

GUATEMALA
Guatemala City++

VENEZUELA
Caracus++

_____________________________
*   Indicates company-owned store.
++  Indicates CD Warehouse franchised store.
+   Indicates Disc Go Round franchised store.


EXPANSION STRATEGY

     The first CD Warehouse store opened in Dallas, Texas in August 1992 and, as of December 31, 1999, the CD Warehouse System had an aggregate 339 stores in 39 states and the District of Columbia, Canada, England, France, Guatemala and Venezuela, with 185 franchised stores and 75 company-owned stores operating under the CD Warehouse concept and 79 franchised stores operating under the Disc Go Round concept. Key elements of the Company's expansion strategy include:

     AGGRESSIVE, BALANCED GROWTH. Historically, the Company's expansion strategy has been to increase the number of franchised stores by selective utilization of Company-owned stores in a particular market area. The Company believes that, in many cases, the Company has been able to take advantage of a promising new location by establishing a Company-owned store when a delay in finding a qualified franchisee might have jeopardized the Company's ability to secure the site. Company-owned stores also provide a training ground for Company-owned store and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. However, the cornerstone of the Company's expansion strategy remains the addition of new franchised stores in the system, which enables the Company to expand its system more quickly with no capital investment. For 2000, the Company has determined to focus its efforts on market expansion through increased domestic franchised store development, rather than company-store development.

     NAME RECOGNITION AND NEW MARKET PENETRATION. The Company believes the visibility of its stores at high traffic, Class A, strip shopping centers has generated good name recognition in the areas in which stores currently are located. The Company's expansion strategy involves the building-out of existing markets and the further penetration of developing markets through clustering of franchised stores. This expansion strategy is designed to take advantage of operational and advertising efficiencies through store clustering within television and other advertising markets, thereby increasing market penetration and consumer awareness. In determining which new markets to develop, the Company considers many factors, including the size of the market, demographics, cost of media, population trends, competition and real estate availability and pricing.

     CONSIDERATION OF ACQUISITIONS. During 1999, the most significant factor attributable to the Company's store and revenue growth was the acquisition of Music Trader, Inc., a 16-store retail music chain based in Southern California. The Company may consider acquisition of other local and regional pre-owned music retailers to implement its strategy of building out current markets and establishing itself in new target markets. However, it is the Company's present intention to focus its expansion strategy on domestic franchised store development.

OPERATIONS

     ACQUISITION OF PRE-OWNED CDS. A key component of the two franchise concepts within the CD Warehouse System is the purchase or trade of selected CDs from customers; accordingly, the Company obtains a significant portion of its pre-owned CD inventory primarily from within the system itself. Additionally, utilizing its inventory management system, which is a proprietary program, the Company affords existing stores the opportunity to sell excess inventory. As new stores are developed, opening packages of inventory are assembled by the Company and sold to the franchisees. The demand for inventory by new stores allows existing stores to sell excess inventory. If, for example, it is determined that a store may be overstocked on a particular selection, the Company may purchase the selection and resell it as part of the opening inventory of a new store. The Company believes that this is a significant advantage in comparison to its competitors since the Company can review all titles available and source its own system for inventory. As much as 75% of the opening inventory for a new store can be purchased from system stores. This constant inventory turnover allows existing stores to make a reasonable profit and provide a source of capital while providing an opportunity for the Company to acquire quality inventory to open new stores or update an existing location's inventory.

     PURCHASING OF NEW CDS, OTHER POINT-OF-SALE ITEMS AND STORE FIXTURES. For new music releases, the Company contracts with outside third-party distributors. The Company negotiates with vendors on behalf of the system for inventory display racks, lighting and related products which are then shipped directly from the manufacturers to the individual stores.

     As the system grows, the Company believes that additional quantity discounts can be negotiated with the respective equipment and product suppliers. The Company maintains its own distribution facility to provide its franchised and Company-owned stores with supplies and related materials.

MARKETING AND ADVERTISING

     CD WAREHOUSE STORES. The Company provides new stores with certain pre-opening items and point-of-sale materials. Additional point-of-sales materials are available to all stores at no cost from the record companies. Additionally, the CD Warehouse franchise agreements provide for each store to spend 2.5% of sales specifically on advertising, with each CD franchisee conducting its own marketing and advertising activities independently through newspapers and radio. In 1999, the Company activated a mandatory concept-wide advertising fund (the "SAF"). The Company expects that the SAF will become the primary creative and production vehicle for all marketing efforts respecting the CD Warehouse concept.

     DISC GO ROUND STORES. Disc Go Round franchisees under existing franchise agreements are required to spend 5% of their gross sales on approved advertising and marketing. In addition, all Disc Go Round franchisees are required to pay the Company an annual advertising production fee of $500.

     Under the current form of Disc Go Round franchise agreement, applicable for renewals, Disc Go Round franchisees are required to spend during each calendar quarter 2.5% of the store's gross sales to advertise and promote the store, of which 1 3/4% is spent directly by the store in local market advertising, and 3/4% is paid to the Company to be deposited into a concept-wide advertising fund to market the Disc Go Round concept.

FRANCHISING PROGRAM

     CD WAREHOUSE

     GENERAL. As of December 31, 1999, there were a total of 174 franchised CD Warehouse stores in 32 states and the District of Columbia, and eleven CD Warehouse stores in Canada, England, France, Guatemala and Venezuela. The Company expects to open 25 to 30 new CD Warehouse franchised stores by the end of 2000. However, there can be no assurance that all of these stores will be opened or that the development schedule set forth in each area development agreement will be achieved. Pursuant to the terms of existing area development agreements, a total of 52 stores are committed to be opened over the next two years.

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

     Under the current form of domestic franchise agreement, CD Warehouse franchisees generally pay the Company an initial franchise fee of $20,000, royalties equal to 5% of monthly gross sales, an advertising fund fee of 3/4% of monthly gross sales and a one-time software licensing gee of $3,000. Franchisees are generally granted exclusive territory with respect to the operation of CD Warehouse stores only in the immediate vicinity of their stores.

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

     The term of each franchise agreement is ten years, and franchisees generally have the right to renew for an additional ten-year term with the payment of an amount equal to 20% of the then-existing franchise fee. All of the franchise agreements assigned to the Company in connection with the CDIL Acquisition will expire between 2002 and 2006.

     UNIT ECONOMICS. The Company believes that future CD Warehouse stores can be opened for an initial investment of $132,300 to $169,000. The estimated initial investment is comprised of the following:


                                                MINIMUM     MAXIMUM
                                                -------     -------
       Franchise Fee                          $  20,000   $  20,000
       Software License Fee                       3,000       3,000
       Lease & Utility Deposits                   1,500       4,000
       Leasehold Improvements                    18,000      22,000
       Contractor                                11,000      15,000
       Computer Hardware                          8,000      12,000
       Fixtures and Equipment                    17,000      19,500
       Initial Inventory                         40,000      50,000
       Signage                                    6,000       7,500
       Travel & Expense of Training               1,000       1,500
       Insurance                                    500       1,000
       Miscellaneous Opening Cost                   800       2,000
       New Store Marketing & Advertising            500       1,500
       Operating Cash on Hand                     5,000      10,000
                                                  -----      ------
          Total                               $ 132,300   $ 169,000
                                                =======     =======

     Management believes that a key indicator of the success of a franchise location is the sales to capitalization ratio. That ratio is defined as the annual sales revenue generated by the business divided by the capitalization costs to open the business. For the year ended December 31, 1999, average unit sales on a comparable basis were $372,000. Based on an average initial estimated capitalization of $150,650, the sales to capitalization ratio to open a new CD Warehouse store is 2.47 to 1.

     FRANCHISE FINANCING. Typically, franchisees obtain their own sources of financing and do not require the Company's assistance. However, the Company has established a relationship with GE Capital Business Asset Funding Corporation whereby such company provides financing to qualifying franchisees. Franchisees are not obligated to secure financing from such lender, nor is the Company a party to any such financing ultimately obtained by the franchisee.

     DISC GO ROUND

     GENERAL. As of December 31, 1999, there were a total of 73 Disc Go Round stores in 26 states and six Disc Go Round stores in Canada. The Company has determined that it will not sell or offer for sale any additional Disc Go Round franchises. While the Company will honor its ongoing obligations as the successor franchisor under the Disc Go Round franchise agreements that it acquired, it intends to encourage the existing Disc Go Round franchisees to become CD Warehouse franchisees and to convert their Disc Go Round stores to CD Warehouse stores.

     THE FRANCHISE AGREEMENT; TERMS AND CONDITIONS. The domestic renewal of Disc Go Round franchises is made by a Uniform Franchise Offering Circular prepared in accordance with federal and state laws and regulations.

     Generally, the form of franchise agreement under which substantially all of the existing Disc Go Round franchises currently operate provides that Disc Go Round franchisees pay the Company (i) royalties equal to 5% of weekly gross sales, and an annual marketing fee of $500.

     Under the form of domestic franchise agreement applicable to renewing Disc Go Round franchisees, franchisees generally will pay the Company a renewal franchise fee of $5,000, and royalties equal to 5% of monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of Disc Go Round stores only in the immediate vicinity of their stores.

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

     INTERNATIONAL FRANCHISE OPERATIONS

     There are 11 CD Warehouse franchised stores and six Disc Go Round franchised stores currently operating in Canada, England, France, Guatemala and Venezuela. In January 1997, the Company entered into a master franchise agreement (the "Worldwide Area Development Agreement") with Mark E. Kane, the founder of CDIL. The Worldwide Area Development Agreement provided for a period of ten years for development of franchise operations worldwide, excluding the United States, Canada and Mexico, and included a provision which allowed the Company, at its option, to purchase Mr. Kane's interest in any franchised operations developed pursuant to the Worldwide Area Development Agreement. The development schedule under the agreement required that Mr. Kane open 100 stores over the ten-year period. In June 1998, the Company filed an arbitration claim against Mr. Kane, alleging breach of the Worldwide Area Development Agreement and seeking cancellation of the agreement. Pursuant to a settlement agreement between the parties effective March 15, 1999, the Worldwide Area Development Agreement was terminated, with all development rights under such agreement reverting to the Company.

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

     Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from the Company similar to the training and support provided to franchisees. See Item 1-Description of Business. The Company's Director of Company Store Operations and his staff regularly visit company-owned stores to ensure compliance with Company standards and procedures and to provide advice and support.

     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System during fiscal 1999:


                                  DECEMBER 31,                                     DECEMBER 31,
                                     1998         OPENED    CLOSED     TRANSFERS      1999
                                 --------------  --------  --------   -----------  -------------
FRANCHISED STORES
  Domestic-CD Warehouse              128            22        (7)         31          174
  Domestic-Disc Go Round             120            --       (12)        (35)          73
                                     ---            --       ---         ---          ---
                                     248            22       (19)         (4)         247

  International-CD Warehouse           7             2        --           2           11
  International-Disc Go Round          8            --        --          (2)           6
                                      --            --       ---         ---          ---
                                      15             2        --          --           17

COMPANY-OWNED STORES
  Domestic-CD Warehouse               51            25        (5)          4           75
  Domestic-Disc Go Round              --            --        --          --           --
                                     ---            --       ---         ---          ---
                                      51            25        (5)          4           75
                                     ---            --       ---         ---          ---
         Total                       314            49       (24)         --          339
                                     ===            ==       ===         ===          ===


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

     According to the RIAA, CD sales in the United States were over $12.8 billion in 1999. The Company has various competitors in the industry that sell new recordings and music related merchandise. These companies vary from those who are specialty music stores in malls (such as Sam Goody's and Camelot), those who utilize freestanding buildings (such as Wherehouse Entertainment, Inc. and Hastings Entertainment, Inc.) and those who sell via the Internet (such as CDNow and Amazon.com). Empirical studies conducted by the Company indicate that companies in mall locations typically charge $15.99 to $17.99 for their front-line CD products. Those in freestanding buildings generally have much larger facilities (between 12,000 to 20,000 square feet). Their selling price for front-line items range between $13.99 and $17.99, with the latest top 20 releases on sale for $11.99 to $13.99 per CD. None of these "superstores" sell pre-owned music except for Wherehouse Entertainment, Inc. and Hastings Entertainment, Inc.

     Other retailers offering music include major national discount stores, including Wal-Mart, K-Mart and Target stores. These national discounters maintain a very small number of new music titles while offering no pre-owned music. Their pricing will typically vary from $11.99 to $13.99 per item in approximately 1,000 square feet of space. In another category are the multi-media electronic stores (such as Best Buy and Circuit City), which have generally utilized approximately 1,000 square feet of space and discount their new releases from $12.99 to $17.99 per item.

     Other competitors include specialty Internet retailers such as CDNow, and more general Internet retailers, such as Amazon.com, which have targeted the prerecorded music market. In response to this growth in electronic commerce and the future potential for on-line sales of prerecorded music product, the Company launched its own Internet commerce site, HTTP://WWW.CDWAREHOUSE.COM, in December 1998. The website, which experienced initial difficulties in uploading the used inventory of company-owned stores, became fully operational in August 1999, and now offers both new and used product. Additionally, the Company anticipates that the website will also be available for participation by franchised stores in 2000. The Company believes that its ability to offer hard to find, out of print product, will provide it with a competitive advantage over other Internet retailers of prerecorded music. However, the e-commerce market is new, rapidly evolving and intensely competitive, and the Company expects that competition will further intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost.

     The Company believes that CD Warehouse stores compete favorably with its competition in the pre-owned CD market in terms of price, selection, service and location.

     In selling franchises, the Company also competes with many franchisors of retail and other business opportunities.

TRADEMARKS AND SERVICE MARKS

     The names "CD Warehouse," "Disc Go Round," and "CD Exchange" are registered with the United States Patent and Trademark Office. The Company also has registered its copyright on its proprietary software system and has made application for the service marks for the phrases "The Future of Music" and "A New Spin on Music." The Company believes that its trademarks, service marks and copyright have significant value and are important to its marketing efforts.

EMPLOYEES

     The Company as of March 10, 2000 employs 285 full-time and 150 part-time employees. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal executive offices are located at 1204 Sovereign Row, Oklahoma City, OK 73108. The total facility is approximately 26,000 square feet and is held under a 60-month lease with a monthly lease payment of approximately $14,200. The expiration date of the lease is January 31, 2004. Approximately 11,000 square feet is used for administrative purposes and the balance of the space is utilized as a warehouse.

     The Company leases space for its 75 company-owned retail stores, typically for a fixed monthly rental and operating costs. Aggregate rental expense under these store leases and the Company's executive offices totaled

$2,157,918  for  1999.    Total  rental  amounts  of  $6,454,200   under   these
noncancelable leases are due as follows: 2000-$1,902,896; 2001-$1,685,979; 2002-$1,363,796; 2003-$1,083,209; 2004-$403,579 and thereafter-$14,741.

ITEM 3.  LEGAL PROCEEDINGS.

     In November 1999, the Company settled an arbitration proceeding brought by Jimick Products, Inc. ("Jimick") in 1998, pursuant to which Jimick had alleged, inter alia, that certain of the Disc Go Round franchised stores acquired by the Company in June 1998 and located in Jimick's development area encroached upon Jimick's development area in violation of its agreements with the Company. As a result of the settlement agreement entered into between the parties, Jimick agreed to immediately pay all outstanding obligations due to the Company and to sell to the Company three franchised CD Warehouse stores located in Wisconsin. The settlement agreement also acknowledged the Company's right to acquire other franchise concepts and operate them separately from existing franchise concepts without Jimick asserting that either the acquisition or operation of such other franchise concepts in any way violates the terms of the now or then existing
Franchise Agreements or Area Development Agreements. Other than the three Wisconsin stores sold to the Company, Jimick will remain a franchisee of the CD Warehouse system and will have certain future franchise development rights. In March 2000, the parties entered into a supplemental agreement pursuant to which the Company agreed to pay approximately $700,000 to Jimick in settlement of all issues between the parties. Of such amount, approximately $225,000 is payable by March 31, 2000, with the balance of $475,000 payable in twelve monthly installments commencing April 5, 2000 and bearing interest at a rate of 8.5% per annum. See "Item 7. Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

     During 1999, the Company was also involved in various proceedings relating to claims arising out of its normal business operations. The Company believes that such litigation, most of which had been settled as of the date of this Report, should not have a material adverse effect on the Company's financial position. See "Item 7. Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

     The Company's Common Stock began trading on the NASDAQ Small Cap Market System on January 22, 1997, under the symbol "CDWI." Effective July 26, 1999, the Company's securities began trading on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low sale price per share for the Company's Common Stock:


                                          1999                       1998
                               ------------------------  ----------------------
                                  HIGH         LOW          HIGH          LOW
                               -----------  -----------  -----------   --------
   First Quarter..............  $15.25        $9.75       $ 7.6875       $3.50
   Second Quarter.............  $10.50        $7.125      $16.75         $7.8125
   Third Quarter..............  $ 9.125       $4.625      $24.9375       $6.75
   Fourth Quarter.............  $ 6.6875      $3.25       $23.625        $5.00


     At March 20, 2000, there were approximately 68 registered holders of record of the Common Stock.

     The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for the continued expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     The following sets forth certain information regarding recent sales of the Company's securities, which were not registered under the Securities Act.

     Pursuant to an Asset Purchase Agreement between Compact Discs Management and Music Trader, Inc. ("Music Trader"), Jeffrey D. Clark and Debbi McGill-Clark, dated February 22, 1999, the Company purchased substantially all of the assets related to Music Trader's retail music business. One million dollars of the $4,000,000 purchase price was paid by the issuance to Music Trader of 84,745 shares of restricted Common Stock of the Company, calculated by dividing $1,000,000 by the average of the closing prices of the common stock, as quoted by Nasdaq, for the five trading days preceding the closing. Pursuant to the terms of the Asset Purchase Agreement, Music Trader was granted certain "piggyback" registration rights with respect to the 84,745 shares issued in connection with the transaction.

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

STATEMENTS OF OPERATIONS

     The following table sets forth the Company's results of operations for the year ended December 31, 1999 and 1998. The information should be read in conjunction with the historical Financial Statements included elsewhere in this document.

                                                        YEARS ENDED DECEMBER 31,
                                                             1999          1998
                                                             ----          ----
                                                   (IN THOUSANDS EXCEPT SHARE DATA)
     Revenues:
       Retail store sales.............................. $  26,969     $   9,966
       Wholesale merchandise sales.....................       832         2,127
       Software income, net............................        71            92
       Royalty income..................................     3,860         2,827
       Franchise and development fees..................       180           188
       Management fees.................................        --            62
                                                         --------      --------
         Total revenues................................    31,912        15,262

     Operating costs and expenses:
       Cost of sales - retail store sales..............    16,186         5,902
       Cost of sales - wholesale merchandise sales.....       678         1,915
       Retail store operating expenses.................    10,209         3,307
       General and administrative......................     4,997         2,512
       Depreciation and amortization...................     1,516           617
                                                         --------      --------
     Total costs and expenses..........................    33,586        14,253
                                                         --------      --------

     Operating income (loss............................    (1,674)        1,009

     Other income (expense), net.......................      (151)          232
                                                         --------      --------

     Income (loss) before income taxes.................    (1,825)        1,241
     Provision (credit) for income taxes...............      (684)          466
                                                         --------      --------
     Net income (loss)................................. $  (1,141)    $     775
                                                         ========      ========
     Net income loss per share-basic................... $    (.31)    $     .27
                                                         ========      ========
     Net income loss per share-diluted................. $    (.31)    $     .25
                                                         ========      ========
     Shares used in computation-basic..................  3,642,442     2,923,090
                                                         =========     =========
     Shares used in computation-diluted................  3,642,442     3,136,485
                                                         =========     =========

RESULTS OF OPERATIONS

     The Company derives its revenues primarily from retail sales of its company-owned stores, wholesale merchandise sales to franchisees of the Company and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, management fees and software income. Retail store cost of sales and operating expenses relate directly to company-owned retail store sales. Wholesale merchandise sales and associated cost of sales relate to the Company's franchising operations. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to company-owned store operations, as well as the Company's franchising operations. The number and sales volumes of company-owned retail stores directly affect the Company's revenues and expenses. The Company's revenues and, to a lesser extent, expenses, also are affected by the number and sales volumes of franchised stores. Initial franchise fees are directly affected by the number of franchised store openings.

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income:


                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                         1999         1998
                                                         ----         ----
   REVENUES:
     Retail store sales................................  84.5%         65.3%
     Wholesale merchandise sales.......................   2.6%         14.0%
     Software income, net..............................    .2%           .6%
     Royalty income....................................  12.1%         18.5%
     Management fees...................................    .0%           .4%
     Franchise and development fees....................    .6%          1.2%
                                                        ------        ------
         Total revenues................................ 100.0%        100.0%
   COST AND EXPENSES:
     Cost of sales - retail store sales (1)............  60.0%         59.2%
     Cost of sales - wholesale merchandise sales (2)...  81.5%         90.0%
     Retail store operating expenses (1)...............  37.9%         33.2%
     General and administrative........................  15.7%         16.5%
     Depreciation and amortization.....................   4.8%          4.0%
   OPERATING INCOME (LOSS).............................  (5.2)%         6.6%
   NET INCOME (LOSS)...................................  (3.6)%         5.1%

----------------------

  (1) As a percentage of retail store sales.
  (2) As a percentage of wholesale merchandise sales.

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                     1999            1998
                                                     ----            ----
   Sales Data:
   System wide sales:
     CD Warehouse                               $ 81,062,313    $ 54,845,432
     Disc Go Round                                26,584,796      16,259,865 (1)
                                                ------------    ------------
                                                $107,647,109    $ 71,105,259
                                                ============    ============
   Percentage increase:
     CD Warehouse                                        48%             50%
     Disc Go Round                                       64%             (1)

   Change in comparable retail store sales (2)           11%             16%
                                                ============    ============

--------------------

  (1) Data only reflects activity for Disc Go Round after its June 1998 acquisition by the Company.
  (2) Represents percentage increase only for CD Warehouse stores open in both periods reported, since Disc Go Round stores were acquired in June 1998.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

     REVENUES

     Retail store sales increased $17,003,000 to $26,969,000 for the year ended December 31, 1999, compared to $9,966,000 for the year ended December 31, 1998. The 171% increase in retail store sales is the result of having 75 company stores in operation during the year ended December 31, 1999 compared to only 28 during the same period in 1998.

     Wholesale merchandise sales decreased 61% to $832,000 for the year ended December 31, 1999, compared to $2,127,000 for the same period in 1998. The decrease is due to the Company discontinuing its "one-stop" warehouse operations in May 1998, which acquired new CD releases from the major record labels and sold them to the franchise system with minimal mark up. The Company has determined to focus its efforts on warehousing used product to open new stores and to sell used product to the franchise system.

     Royalty income increased $1,033,000 to $3,860,000 for the year ended December 31, 1999, compared to $2,827,000 for the same period in 1998. A substantial portion of the increase is attributable to the inclusion of the Disc Go Round franchise stores to the Company's operations in July 1998, which contributed approximately $725,000 of royalty income during the first six months of 1999. Additionally, same store sales for stores operating as CD Warehouse increased by 11% for the year ended December 31, 1999, with monthly average sales for all CD Warehouse stores increasing from $28,973 for the year ended December 31, 1998 to $31,011 for the same period in 1999. No same store sales information is available for Disc Go Round stores for the period preceding the Company's acquisition of the Disc Go Round franchise system in June 1998.

         COSTS AND EXPENSES

     Cost of sales for retail store sales increased $10,284,000 for the year ended December 31, 1999 compared to the same period in 1998. This 174% increase is consistent with the increase of retail store revenue discussed above. Cost of sales as a percentage of sales remained fairly constant at 60% of sales for the year ended December 31, 1999 compared to 59% for the year ended December 31, 1998.

     Cost of sales for wholesale merchandise decreased $1,237,000 to $678,000 for the year ended December 31, 1999, compared to $1,915,000 in 1998. The 65% decrease is consistent with the decrease in wholesale merchandise sales. Cost of sales was 82% of sales for the year ended December 31, 1999 compared to 90% for the comparable period in 1998.

     Retail store operating expenses increased $6,902,000 to $10,209,000 for the year ended December 31, 1999, compared to $3,307,000 for the year ended December 31, 1998. The 209% increase is due to the increase of company-owned stores discussed above. Retail store operating expense was 38% of retail store revenue for the year ended December 31, 1999, compared to 33% of retail store revenue for the same period in 1998. The increase in retail store operating expense as a percentage of retail store revenue is attributable principally to (i) expenses associated with the Company's new advertising campaign, aimed to aggressively position itself against its competitors, which have also recently launched marketing blitzes, (ii) increased payroll costs associated with retail store preparation to upload the stores' used inventory for sale on the Company's E-Commerce website, and costs associated with absorbing the acquisition of the 16 Music Trader stores late in the first quarter of 1999.

     General and administrative expenses increased by $2,485,000 to $4,997,000 for the year ended December 31, 1999, compared to $2,512,000 for the year ended December 31, 1998. This increase resulted from the continued growth in company-owned stores (increase of 24 stores). The year ended December 31, 1999 also included costs associated with operating two separate franchise concepts, certain non-recurring legal and administrative expenses and implementing operations of the Company's E-Commerce site in all company stores.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $899,000 to $1,516,000 for the year ended December 31, 1999, compared to $617,000 for the same period in 1998. The increase was attributable to the addition of 24 company-owned stores, costs associated with E-commerce and the amortization of goodwill associated with various acquisitions (discussed in the financial statements) effected during 1998 and 1999.

         NET INCOME (LOSS)

     The Company experienced a net loss of $1,141,000 for the year ended December 31, 1999, compared to net income of $775,000 during the same period in 1998. The net loss was due primarily to the increase in retail operating expenses and general and administrative costs described above. Net loss was also affected by the decrease in other income of $383,000. This was caused by the reduction of interest income of approximately $171,000 combined with increase of interest expense of $228,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999 the Company had working capital of $9,492,000 and cash and cash equivalents aggregating $1,070,000, compared to working capital of $8,543,000 and cash and cash equivalents of $4,442,000 at December 31, 1998. Net cash used by operating activities was $1,173,000 for the year ended December 31, 1999, compared to net cash used for operating activities of $325,000 for the year ended December 31, 1998. The net cash used by operations for the year ended December 31, 1999 relates principally to an increase in inventory of $1,512,000, resulting from both an increase in company stores as well as continued planned growth of per store inventory quantities. This increase was offset by an increase in accounts payable of $976,000, consisting primarily of amounts due to E-Commerce related vendors. The net cash used for operating activities for the year ended December 31, 1998 was due principally to the reduction of amounts due the major labels because of the company's decision to discontinue its warehouse operations relating to new CDs and increase in retail store inventory.

     Net cash used for investing activities was $6,863,000 for the year ended December 31, 1999, compared to $11,233,000 for the same period in 1998. The significant uses of cash for investing activities in 1999 relate to the acquisition of Music Trader, Inc. in February 1999, development costs relating to E-Commerce, and continued company store growth. The use in 1998 related primarily to the acquisition of Disc Go Round in June 1998.

     Net cash provided from financing activities was $4,663,000 for the year ended December 31, 1999, compared to $14,878,000 for the same period in 1998. The net cash provided from financing in 1999 relates to debt of $4,476,000 used to acquire Music Trader, Inc. and open new company stores, as well as proceeds from the exercise of stock warrants issued in connection with the Company's initial public offering. The net cash provided from financing in 1998 relates primarily to the proceeds of the private placement of 1,624,300 shares of common stock in May 1998.

     In October 1998 the Company formed a wholly owned subsidiary, CD Warehouse Finance Company, to finance the growth of qualified franchisees. As of December 31, 1999, the financing subsidiary had funded $228,000 for the development or remodel of three new franchised stores. In connection with the Company's new credit facility obtained in December 1999, an affiliate of the Company's asset-based lender is now offering financing to the Company's qualified franchisees, and the Company no longer offers financing services.

     The Company is continuing the implementation of its Internet E-commerce website (HTTP://WWW.CDWAREHOUSE.COM/). The website "went live" in December 1998 and offers both new and used CDs. As previously reported, the Company has experienced difficulties in the process of expanding its Internet website to include all used inventory of its company stores. During 1999, the Company's principal E-Commerce partner and project developer worked with the Company to resolve these difficulties, and the majority of the company stores have now uploaded their used inventory on-line. However, during such period, the Company did not market or advertise its website, and sales during 1999 from the website were minimal. The Company intends to seek strategic alliances and partnerships that will allow it to effectively market its website and to generate sufficient revenue to cover the costs associated with operating the site. To date, the Company has incurred costs in excess of $2,000,000 in development of the website, and it is expected that additional costs will be incurred in further project development. A significant portion of the Company's accounts payable during 1999 related to amounts owed to its principal E-Commerce vendors; however, as a result of funding obtained by the Company in December 1999 under a new $15,000,000 revolving credit facility, described below, the Company has paid or entered into installment payment agreements with its principal E-commerce vendors with respect to the outstanding balance. The Company expects to have all such installments paid by July 2000.

     In addition to its working capital at December 31, 1999, the Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. The Facility, obtained in December 1999, replaced the Company's $7,000,0000 credit facility with Bank One Oklahoma, N.A. As of December 31, 1999 the Company had $4,476,000 outstanding under the Facility. The term of the Facility expires in December 2002, at which time the principal and unpaid interest are due. Amounts borrowed under the Facility bear a variable rate of interest equal to an index rate (of thirty-day commercial paper) plus 2.75%. Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of December 31, 1999 were approximately $586,000. All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial convenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

     As a result of the recent settlement of various legal proceedings, the Company is obligated to make payments totaling approximately $1,000,000 over the next twelve months. See "Item 3. Legal Proceedings." The Company anticipates that it will be able to make the first of the scheduled payments from the proceeds of the Johnson Sale, which closed on March 21, 2000, as well as from working capital and/or borrowings from the Facility. See "Item 1. Description of Business-Recent Events."

     In response to the net loss reported for the fouth quarter of 1999 and for the year then ended, the Company implemented certain cost saving measures during January and February of 2000. However, since these savings were not realized in January 2000, operating results for this period caused the fixed coverage ratio to fall below the requirement imposed by the Facility. The asset-based lender has agreed to waive this covenant until March 2000, when operating results should reflect these cost savings. Proceeds of the Facility were used to repay existing indebtedness, including $3.5 million to retire the Company's existing credit facility. It is the Company's opinion that the current working capital at December 31, 1999, combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

YEAR 2000 ISSUES

     During 1999, the Company took various initiatives intended to ensure that its computer equipment and software would function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Year 2000 problems were the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer equipment and software and devices with imbedded technology that are time-sensitive could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Utilizing internal resources for Year 2000 identification, assessment, remediation and testing, by December 31, 1999, the Company had completed 100 percent of the initiatives necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The Company also surveyed its significant vendors and service providers to determine the extent to which interfaces with such entities were vulnerable to Year 2000 issues and whether the products and services purchased from such entities were Year 2000 compliant.

     The Company funded its Year 2000 efforts primarily with internal resources and does not anticipate making any future expenditures in connection therewith. Although the Company did not separately track its internal costs related to Year 2000 efforts, which included compensation of employees working on Year 2000 projects, it believes that such costs did not exceed $50,000.

     The Company believes that the Year 2000 issue did not pose significant operational problems for the Company. However, if all Year 2000 issues were not properly identified, or assessment, remediation and testing were not fully effected, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, suppliers or franchisees. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     As of March 20, 2000, management is not aware of any significant Year 2000 issues with the Company's computer equipment and software.

ITEM 7.   FINANCIAL STATEMENTS.

     The consolidated financial statements of the Company are incorporated by reference from pages F-1 through F-21 of the attached Appendix, and include the following:

  Consolidated Financial Statements of CD Warehouse, Inc.

    (1)  Report of Independent Auditors
    (2)  Consolidated Balance Sheet at December 31, 1999
    (3) Consolidated Statements of Operations for the years ended December 31, 1999 and December 31, 1998
    (4) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and December 31, 1998
    (5) Consolidated Statements of Cash Flows for the years ended December 31, 1999 and December 31, 1998
    (6)  Notes to Consolidated Financial Statements

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

     The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS  AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-21.

         (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.


  EXHIBIT
  NUMBER                                               EXHIBIT INDEX                                                     PAGE
  -------                                              -------------                                                     ----
      3.1  Amended and Restated  Certificate of  Incorporation  (filed as Exhibit 3.1 to the Company's  Registration
           Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)......................     #

      3.2  Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's  Registration  Statement on Form SB-2,
           file number 333-15139 and incorporated herein by reference)..............................................     #

      4.1  Specimen  Certificate of the Common Stock (filed as Exhibit 4.1 to the Company's  Registration  Statement
           SB-2, file number 333-15139 and incorporated herein by reference)........................................     #

      4.2  See Articles IV and VIII of the Company's  Amended and Restated  Certificate of Incorporation and Article
           II of the  Company's  Amended and Restated  Bylaws  (filed as Exhibit 4.2 to the  Company's  Registration
           Statement on Form SB-2, file number 333-15139 and incorporated herein by reference)......................     #

      4.3  Form of  Warrant  Agreement  between  the  Company  and the  Underwriters  (filed as  Exhibit  4.3 to the
           Company's  Registration  Statement on   Form SB-2, file  number  333-15139  and  incorporated  herein  by
           reference)...............................................................................................     #

      4.4  Warrant Agreement dated May 22, 1998, by and among the Company,  Comvest Partners,  Inc. and Capital West
           Securities (filed as Exhibit 4.4 to the Company's Annual Report on Form 1--KSB for the fiscal year  ended
           December 31, 1998, file number 73-1504999 and incorporated herein by reference)..........................     #

      4.5  Amended 1996 Stock Option Plan (filed as Exhibit 4.4 to the Company's  Registration Statement on Form S-8
           dated February 19, 1999, file number 333-72651 and incorporated herein by reference).....................     #

     10.1  Employment  Agreement  by and between the Company  and Grizzle  (filed as Exhibit  10.1 to the  Company's
           Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference).........     #

     10.2  Employment  Agreement  by and  between the Company  and Motley  (filed as Exhibit  10.4 to the  Company's
           Registration Statement on Form SB-2, file number 333-15139 and incorporated herein by reference).........     #

     10.3  Asset  Purchase  Agreement,  dated as of June 16,  1998,  by and  between  the  Company  and the Grow Biz
           International, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K dated June 26, 1998 and incorporated
           herein by reference).....................................................................................     #

     10.4  Form of Franchise  Agreement  (filed as Exhibit  10.10 to the  Company's  Registration  Statement on Form
           file number 333-15139 and incorporated herein by reference)..............................................     #

     10.5  Form of Lockup  Agreement (filed as Exhibit 10.11 to the Company's  Registration  Statement on Form SB-2,
           file number 333-15139 and incorporated herein by reference)..............................................     #

     10.6  Form of Development  Agreement  (filed as Exhibit 10.13 to the Company's  Registration  Statement on Form
           SB-2, file number 333-15139 and incorporated herein by reference)........................................     #

     10.7  Lease  Agreement  dated April 17, 1997 by and between Will Rogers  Service Center Phase IV Associates and
           CD Warehouse, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for  the Quarter
           ended June 30, 1998 and incorporated herein by reference)................................................     #

     10.8  Loan  Agreement,  dated February 17, 1999,  between the Company and Bank One,  Oklahoma,  N.A.  (filed as

  EXHIBIT
  NUMBER                                               EXHIBIT INDEX                                                   PAGE
  -------                                              -------------                                                   ----
           Exhibit 5.1 to the Company's Form 8-K dated February 24, 1999 and incorporated herein by reference)......     #

    *10.9  Loan and Security Agreement dated as of December 28, 1999, among General Electric Capital  Corporation as
           lender and the Company and its subsidiary, Compact Discs Management, Inc., as borrowers..................    48

    *21.1  List of subsidiaries.....................................................................................    84

    *23.1  Consent of Ernst & Young LLP.............................................................................    85

    *27.1  Financial Data Schedule..................................................................................    86

     #  Incorporated by reference.
     *   Filed herewith.

       (b)   A report on Form 8-K was filed by the Company on October 5, 1999,  reporting  under "ITEM 5 - OTHER
  EVENTS" the Company's execution of a letter of intent to merge its  operations  with CD Plus.com Ltd. A press release dated  December 3, 1999  announced that the Company had postponed such merger discussions.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2000                             CD WAREHOUSE, INC.,
                                           a Delaware corporation


                                           /s/Jerry W. Grizzle
                                           -------------------------------------
                                           Jerry W. Grizzle
                                           Chairman of the Board of Directors;
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME AND TITLE                                            DATE
         ---------------                                           ----

/s/ Jerry W. Grizzle                                            March 28, 2000
--------------------
Jerry W. Grizzle
    Chairman of the Board of Directors;
    President and Chief Executive Officer

/s/ Doyle E. Motley
-------------------
Doyle E. Motley                                                 March 28, 2000
    Sr. Vice President, Chief Financial Officer,
    Secretary and Treasurer
    (Principal Financial and Accounting Officer)

/s/ Robert O. McDonald                                          March 23, 2000
----------------------
Robert O. McDonald
    Director

/s/ Christopher M. Salyer                                       March 24, 2000
-------------------------
Christopher M. Salyer
    Director

/s/ Ronald V. Perry                                             March 28, 2000
-------------------
Ronald V. Perry
    Director

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

                                   APPENDIX A








                       CONSOLIDATED FINANCIAL STATEMENTS

                       CD WAREHOUSE, INC.

                       YEARS ENDED DECEMBER 31, 1999 AND 1998
                       WITH REPORT OF INDEPENDENT AUDITORS

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

                              CD Warehouse, Inc.

                       Consolidated Financial Statements

                    Years ended December 31, 1999 and 1998




                                   CONTENTS

Report of Independent Auditors..........................................F-2

Consolidated Financial Statements

Consolidated Balance Sheet..............................................F-3
Consolidated Statements of Operations...................................F-4
Consolidated Statements of Stockholders' Equity.........................F-5
Consolidated Statements of Cash Flows...................................F-6
Notes to Consolidated Financial Statements..............................F-8

                        Report of Independent Auditors

The Board of Directors and Stockholders
CD Warehouse, Inc.

We have audited the accompanying consolidated balance sheet of CD Warehouse, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD Warehouse, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                    /s/ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 25, 2000


                               CD Warehouse, Inc.

                           Consolidated Balance Sheet

                                December 31, 1999


ASSETS
Current assets:
   Cash and cash equivalents                                                       $   1,069,560
   Accounts receivable, net of allowance for doubtful accounts of $139,864               948,252
   Notes receivable (NOTE 4)                                                              87,159
   Merchandise inventory                                                               8,908,331
   Prepaid expenses and other                                                            237,915
   Income taxes refundable                                                               780,229
                                                                                   ----------------
Total current assets                                                                  12,031,446

Furniture, fixtures and equipment, net (NOTE 5)                                        4,911,287
Notes receivable, due after one year (NOTE 4)                                             51,112
Intangibles and other assets, net (NOTE 6)                                            11,883,905
                                                                                   ----------------
Total assets                                                                       $  28,877,750
                                                                                   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   1,615,705
   Accrued liabilities                                                                   787,186
   Advances and deposits                                                                 137,000
                                                                                   ----------------
Total current liabilities                                                              2,539,891

Long-term debt (NOTE 7)                                                                4,475,977
Deferred income taxes (NOTE 8)                                                            47,000
Commitments and contingencies (NOTE 11)

Stockholders' equity (NOTE 9):
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued
   Common stock, $.01 par value; 10,000,000 shares authorized,
   3,660,295 shares issued and outstanding                                                36,603
   Additional paid-in capital                                                         21,758,158
   Retained earnings                                                                      20,121
                                                                                   ----------------
Total stockholders' equity                                                            21,814,882
                                                                                   ----------------
Total liabilities and stockholders' equity                                         $  28,877,750
                                                                                   ================

SEE ACCOMPANYING NOTES.

                               CD Warehouse, Inc.

                      Consolidated Statements of Operations


                                                       YEAR ENDED DECEMBER 31,
                                                         1999           1998
                                                     ----------------------------

Revenues:
   Company operations:
     Retail store sales                              $ 26,968,793    $ 9,965,694
     Wholesale merchandise sales                          832,598      2,127,025
     Software income, net                                  71,223         92,062
   Franchise operations:
     Royalty income                                     3,859,662      2,827,205
     Franchise and development fees                       180,000        187,500
     Management fees                                            -         62,417
                                                     ----------------------------
Total revenues                                         31,912,276     15,261,903

Operating costs and expenses:
   Cost of sales-retail store sales                    16,185,685      5,901,735
   Cost of sales-wholesale merchandise sales              678,144      1,914,723
   Retail store operating expenses                     10,209,365      3,307,424
   General and administrative                           4,997,385      2,511,436
   Depreciation and amortization                        1,516,061        617,250
                                                     ----------------------------
Total costs and expenses                               33,586,640     14,252,568
                                                     ----------------------------
Operating income (loss)                                (1,674,364)     1,009,335

Other income (expense):
   Interest income                                         40,017        210,635
   Interest expense                                      (227,550)            -
   Other, net                                              36,765         21,382
                                                     ----------------------------
                                                         (150,768)       232,017
                                                     ----------------------------
Income (loss) before income taxes                      (1,825,132)     1,241,352

Provision (credit) for income taxes (NOTE 8)             (684,000)       466,000
                                                      ---------------------------
Net income (loss)                                    $ (1,141,132)    $  775,352
                                                     ============================

Net income (loss) per share-basic and diluted:
   Basic                                                    $(.31)          $.27
                                                     ============================
   Diluted                                                  $(.31)          $.25
                                                     ============================

Shares used in computations:
   Basic                                                3,642,442      2,923,090
                                                     ============================
   Diluted                                              3,642,442      3,136,485
                                                     ============================

SEE ACCOMPANYING NOTES.


                               CD Warehouse, Inc.

                 Consolidated Statements of Stockholders' Equity



                                                                 ADDITIONAL
                                         COMMON STOCK             PAID-IN       RETAINED
                                   --------------------------
                                      SHARES        AMOUNT        CAPITAL       EARNINGS
                                   -------------------------------------------------------

Balance at December 31, 1997        1,820,000      $ 18,200    $ 5,348,543    $  385,901

Exercise of stock options               6,250            63         23,375             -

Sale of common stock (net of
  offering costs)                   1,624,300        16,243     14,838,337             -

Issuance of common stock in
  exchange for partnership
  interests                           100,000         1,000        361,500             -

Net income                                  -             -              -       775,352
                                   -------------------------------------------------------
Balance at December 31, 1998        3,550,550        35,506     20,571,755     1,161,253

Exercise of stock warrants             25,000           250        187,250             -

Issuance of common stock               84,745           847        999,153             -

Net loss                                    -             -              -    (1,141,132)
                                   -------------------------------------------------------
Balance at December 31, 1999        3,660,295      $ 36,603    $21,758,158   $    20,121
                                   =======================================================


SEE ACCOMPANYING NOTES.


                               CD Warehouse, Inc.

                      Consolidated Statements of Cash Flows


                                                                        YEAR ENDED DECEMBER 31,
                                                                          1999          1998
                                                                      ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $ (1,141,132)   $    775,352
Adjustments to reconcile net income (loss) to net cash used
   for operating activities:
     Depreciation and amortization                                      1,516,061         617,250
     Deferred income taxes                                                (51,000)         73,000
     Refundable income taxes                                             (633,000)              -
     Loss on disposal of assets, net                                       90,930          19,588
     Net changes in operating assets and liabilities, exclusive of business acquisitions:
         Accounts receivable, net                                          37,966        (404,450)
         Inventories                                                   (1,511,931)       (849,087)
         Prepaid expenses and other                                      (112,889)        (57,446)
         Investment in partnerships                                             -         (57,955)
         Other assets                                                    (316,009)         (4,366)
         Accounts payable                                                 975,686        (552,103)
         Accrued liabilities                                              473,936         116,343
         Advances and deposits                                             44,000         (97,000)
         Income taxes payable                                            (545,614)        193,385
         Minority interest                                                      -         (97,398)
                                                                      ----------------------------
Total adjustments                                                         (31,864)     (1,100,239)
                                                                      ----------------------------
Net cash used for operating activities                                 (1,172,996)       (324,887)

(CONTINUED ON FOLLOWING PAGE)


                               CD Warehouse, Inc.

                Consolidated Statements of Cash Flows (continued)


                                                                        YEAR ENDED DECEMBER 31,
                                                                          1999          1998
                                                                      ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable:
   Advances                                                          $    (10,000)   $   (218,000)
   Collections                                                             82,695           7,034
Purchases of furniture, fixtures and equipment                         (3,142,529)     (1,434,360)
Proceeds from disposal of assets                                          107,000         115,030
Acquisition of businesses:
   Excess of purchase price over assets acquired                       (1,585,101)     (7,631,259)
   Accounts receivable                                                     (9,780)        (54,740)
   Inventory                                                           (2,029,978)     (1,743,899)
   Prepaid and other                                                       (3,765)        (10,000)
   Furniture, fixtures and equipment                                     (243,352)       (449,315)
   Other assets                                                           (28,565)        (61,978)
   Accounts payable                                                             -          87,890
   Accrued liabilities                                                          -          60,687
   Advances and deposits                                                        -         100,000
                                                                     -----------------------------
Net cash used for investing activities                                 (6,863,375)    (11,232,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable:
   Advances                                                             8,475,977         280,938
   Repayments                                                          (4,000,000)       (280,938)
Proceeds from sale of common stock, net                                         -      14,854,580
Exercise of stock options and warrants                                    187,500          23,438
                                                                      ----------------------------
Net cash provided by financing activities                               4,663,477      14,878,018
                                                                      ----------------------------

Net increase (decrease) in cash and cash equivalents                   (3,372,894)      3,320,221

Cash and cash equivalents at beginning of year                          4,442,454       1,122,233
                                                                      ----------------------------
Cash and cash equivalents at end of year                             $  1,069,560    $  4,442,454
                                                                      ============================


SEE ACCOMPANYING NOTES.

                                CD Warehouse, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

CD Warehouse, Inc. and its wholly-owned subsidiaries, Compact Discs Management, Inc. and CD Warehouse Finance Company (together the "Company") are engaged in the franchising and ownership of retail music stores offering new and preowned compact discs ("CDs") and related products. The Company was formed in Delaware on September 5, 1996 and had only limited operations prior to its Initial Public Offering and simultaneous business acquisition in January 1997. At December 31, 1999, the Company owns and operates 75 retail music stores located throughout the United States and has 247 franchised stores throughout the United States, and 17 stores located in Canada, England, France, Guatemala and Venezuela.

In December 1998, the Company established an internet website which provides a worldwide electronic store front for the sale of new and preowned CDs, related music products, and concert and event tickets.

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

The carrying amounts of cash and cash equivalents, trade receivables, and trade accounts payable approximate fair value because of the short maturity of those instruments. The Company's notes receivable from franchisees are at terms consistent with market rate for the length of the note and risk of the borrower. As such, the carrying amount for notes receivable approximates fair value. Long-term debt has a floating interest rate and, therefore, the carrying amount of long-term debt approximates its fair value.

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

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed

                               CD Warehouse, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

using undiscounted net cash flows of the individual stores for long-lived assets identified with individual stores, undiscounted net cash flows for acquired franchises, and consolidated undiscounted net cash flows for long-lived assets, not otherwise identifiable. During 1999, the Company recorded an impairment charge to retail store operating expenses of approximately $180,000, which represents the write-down of estimated unrecoverable assets associated with individual stores. No significant impairments were identified in 1998.

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

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $1,053,000 and $392,000 in 1999 and 1998, respectively.

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

                              CD Warehouse, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the disclosure of Basic and Diluted Earnings per Share ("EPS"). Basic EPS is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised (NOTE 9).

SUPPLEMENTAL CASH FLOW INFORMATION

For the years ending December 31, 1999 and 1998, the Company had the following noncash investing and financing activities:

     In 1999, the Company acquired the assets of Music Trader, Inc. for cash of $3,000,000 and 84,745 shares of the Company's common stock valued at $11.80 per share. The noncash portion of this transaction is as follows:

             Costs in excess of net assets acquired, net           $    985,769
             Inventory                                                2,837,312
             Furniture, fixtures and equipment                          160,000
             Accounts receivable                                          9,780
             Other assets                                                 7,139
                                                                   -------------
                                                                      4,000,000
             Less cash paid                                          (3,000,000)
                                                                   -------------
                                                                   $  1,000,000
                                                                   =============

                               CD Warehouse, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

     In 1998, the Company purchased partnership interests of a Company franchisee for cash of $173,471 and 100,000 shares of the Company's common stock valued at $3.625 per share. The noncash portion of this transaction is as follows:


             Costs in excess of net assets acquired, net           $     281,412
             Inventory                                                   221,208
             Furniture, fixtures and equipment                            70,080
             Other assets                                                 10,616
             Accounts payable and accrued liabilities                    (47,345)
                                                                   -------------
                                                                         535,971
             Less cash paid                                             (173,471)
                                                                   -------------
                                                                   $     362,500
                                                                   =============

Income taxes paid in 1999 and 1998 totaled $545,614 and $199,615, respectively. Interest paid in 1999 and 1998 totaled $227,550 and $2,374, respectively.

2. PUBLIC OFFERING

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

In October 1998, the Company acquired, for cash of $1,737,867, the assets and liabilities of three partnerships which collectively owned 16 CD Warehouse stores. The Company, through its wholly-owned subsidiary, Compact Discs Management, Inc., previously owned a majority or minority interest in these partnerships. Upon the acquisition of these assets and liabilities, the related partnerships were dissolved. The acquisition was accounted for under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $629,245, which is amortized on a straight-line basis over ten years.

In February 1999, the Company acquired the assets of Music Trader, Inc., a 16-store retail music chain based in Southern California for cash of $3,000,000 and 84,745 shares for the Company's common stock for a total purchase price of approximately $4,000,000. The acquisition was recorded under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired for $985,769 which is amortized on a straight-line basis over ten years.

                               CD Warehouse, Inc.

3. BUSINESS ACQUISITIONS (CONTINUED)

The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. The cash portions of the acquisitions were financed through debt and proceeds from the Company's private placement of common stock and operating cash flows. Following are the Company's unaudited pro forma results for 1999 and 1998 assuming the acquisitions occurred on January 1, 1998 (in thousands, except for per share data):

                                                           1999          1998
                                                       -------------------------

         Total revenues                                $32,965,225   $28,087,676
         Net income (loss)                             $(1,063,994)  $ 1,200,947
         Net income (loss) per common share:
            Basic                                            $(.29)         $.33
            Diluted                                          $(.29)         $.31
         Weighted average common shares:
            Basic                                        3,654,747     3,635,295
            Diluted                                      3,654,747     3,848,690

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including amortization of goodwill as a result of the acquisitions and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1998, or of future results of operations.

The Company also acquired the assets of five individual retail stores from franchisees during 1999 for cash totaling $900,541. The acquisitions were accounted for under the purchase method of accounting and resulted in the allocation of excess of purchase price over net assets acquired of $599,332 which is amortized on a straight-line basis over ten years.

                               CD Warehouse, Inc.

4. NOTES RECEIVABLE

During 1998, the Company formed CD Warehouse Finance Company to provide financing to new and existing franchisees. The financing is provided in the form of notes receivable, secured by store assets and guarantees of the franchisees. The notes generally require monthly payments of principal and interest, have a two to four year term, and bear interest at 10.05%. Amounts outstanding under these notes totaled $138,271 at December 31, 1999.

5. FURNITURE, FIXTURES AND EQUIPMENt

At December 31, 1999, furniture, fixtures and equipment, including leasehold improvements, were comprised of the following:

         Furniture, fixtures and equipment located at:
            Corporate headquarters                              $      918,272
            Retail stores                                            2,756,151
         Internet website                                            2,052,546
                                                                ----------------
                                                                     5,726,969
         Accumulated depreciation                                     (815,682)
                                                                ----------------
                                                                $    4,911,287
                                                                ================

Depreciation   expense  totaled   $654,403  and  $162,667  for  1999  and  1998,
respectively.

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following at December 31, 1999:

         Excess of purchase price over net assets acquired
           in business acquisitions                             $   12,882,538

         Deposits and other                                            476,783
                                                                ----------------
                                                                    13,359,321
         Accumulated amortization                                   (1,475,416)
                                                                ----------------
                                                                $   11,883,905
                                                                ================

Amortization of goodwill totaled $861,658 and $454,583 in 1999 and 1998, respectively.

                               CD Warehouse, Inc.

7. LONG-TERM DEBT

In December 1999, the Company executed a $15,000,000 revolving credit loan (the "Loan") with an asset-based lender. As of December 31, 1999, the Company had $4,475,977 outstanding under the Loan. The term of the Loan expires in December 2002, at which time the principal and unpaid interest are due. The Loan bears a variable rate of interest at an index rate (thirty-day commercial paper) plus 2.75% (8.3% at December 31, 1999). The borrowings under the Loan are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Loan at December 31, 1999 were approximately $586,000. All assets of the Company are pledged as collateral under the Loan. The Loan requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits capital expenditures. Proceeds of the Loan were used to repay existing indebtedness including $3.5 million to retire an existing credit facility with a bank that had been executed in February 1999.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of each type of temporary difference that is used in computing deferred tax assets and liabilities at December 31, 1999 is as follows.

        DEFERRED TAX ASSETS
        Allowances for doubtful accounts                           $   51,750
        Inventory reserves                                             40,290
        Net operating loss carryforwards (expiring in 2019)           120,000
        Other                                                          49,960
                                                                   ----------
        Total deferred tax assets                                     262,000

        DEFERRED TAX LIABILITIES
        Tax depreciation in excess of financial                       185,967
        Tax amortization in excess of financial                       123,033
                                                                   ----------
        Total deferred tax liabilities                                309,000
                                                                   ----------
        Net deferred tax liabilities                               $   47,000
                                                                   ==========

                               CD Warehouse, Inc.

8. INCOME TAXES (CONTINUED)

The significant components of income tax expense for the years ended December 31, 1999 and 1998 are as follows:

                                                            1999         1998
                                                         -----------------------

     Current tax expense (credit):
        Federal                                          $(528,000)    $ 339,000
        State                                             (105,000)       54,000
                                                         -----------------------
                                                          (633,000)      393,000

     Deferred tax expense (credit):
        Federal                                            (47,000)       62,000
        State                                               (4,000)       11,000
                                                         -----------------------
                                                           (51,000)       73,000
                                                         -----------------------
                                                         $(684,000)    $ 466,000
                                                         =======================

The provision for income taxes differs from the computed "expected" income tax provision using federal statutory rates on income before income taxes for the following reasons:

                                                         YEAR ENDED DECEMBER 31,
                                                            1999         1998
                                                         -----------------------

     Computed "expected" income tax (credit)             $(620,545)    $ 422,059
     Increases (decreases) in taxes resulting from:
        State income taxes, net of federal benefit         (63,203)       43,013
        Other                                                 (252)          928
                                                         -----------------------
                                                         $(684,000)    $ 466,000
                                                         =======================

                               CD Warehouse, Inc.

9. STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

                                                            1999         1998
                                                       -------------------------
     Income:
       Income (loss) available to common shareowners   $(1,141,132)     $775,352
                                                       =========================

     Weighted average shares:
       Outstanding                                       3,642,442     2,923,090
     Dilutive shares assuming:
       Exercise of stock options                                 -       276,750
       Exercise of warrants                                      -       262,430
       Less: Shares purchasable with proceeds                    -      (325,785)
                                                       --------------------------
     Total shares                                        3,642,442     3,136,485
                                                       =========================

     Basic EPS                                               $(.31)         $.27
                                                       =========================

     Diluted EPS                                             $(.31)         $.25
                                                       =========================

     Antidilutive stock options and warrants excluded      166,928             -
                                                       =========================

STOCK OPTIONS

In December 1996, the Company adopted the 1996 Stock Option Plan ("Plan") which, as amended, provides for grants of up to 600,000 shares of common stock to certain employees, officers, directors and others. Generally, the purchase price of stock issuable upon exercise of the options will be at least equal to the fair market value of the stock on the dates of grant. Generally, options are exercisable no longer than ten years from the dates of grant. The Company has agreed to grant options to purchase 10,000 shares annually to each director. No options were granted through December 31, 1996. In 1999 and 1998, options to acquire 108,550 and 95,000 common shares, respectively, were granted under the Plan at option prices equal to the fair market value of the common stock on the date of grant. Additionally, in 1999 and 1998, options to acquire 25,000 and 12,000 common shares, respectively, were granted to consultants and directors at option prices equal to the fair market value of the common stock on the date of grant. No expense related to options granted was recorded in 1999 and 1998.

                               CD Warehouse, Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

Stock option transactions for 1999 and 1998 are summarized as follows:


                                                           1999                            1998
                                               -------------------------------  ------------------------------
                                                                WEIGHTED                        WEIGHTED
                                                                AVERAGE                         AVERAGE
                                                   SHARES       EXERCISE PRICE    SHARES        EXERCISE PRICE
                                               ---------------------------------------------------------------

     Outstanding at beginning of year              361,750        $   6.01         261,000        $ 3.84
     Granted                                       133,550        $   9.23         107,000        $11.18
     Exercised                                           -                          (6,250)       $ 3.75
     Canceled, forfeited, or expired                (5,000)       $  11.75               -
                                               ---------------                 --------------
     Outstanding at end of year                    490,300        $   6.83         361,750        $ 6.01
                                               ===============                 ==============

     Exercisable at end of year                    303,084        $   6.93          88,042        $ 3.84
                                               ===============                 ==============

     Weighted average fair value of options
        granted during year                          $6.25                           $4.34
                                               ===============                 ==============

Outstanding options to acquire 490,300 shares of stock at December 31, 1999 had exercise prices ranging from $3.13 to $12.88 per share and had a weighted average remaining contractual life of 8.75 years.

The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), presents net income and earnings per share information as if the Company had accounted for stock options issued in 1999 and 1998 using the fair value method prescribed by the Statement. The fair value of issued stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999 and 1998, respectively: weighted average risk-free interest rate of 5.03% and 5.49%; no dividends over the option term; stock price volatility factor of .808 and .363, and a weighted average expected option life of five years. For the purpose of the following pro forma information, the estimated fair value as determined by the model was amortized to expense over the respective vesting period. The SFAS 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods.

                               CD Warehouse, Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

The SFAS 123 pro forma information is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                     1999             1998
                                               ---------------------------------

  Net income (loss):
     As reported                                 $(1,141,132)        $775,352
     Pro forma                                   $(1,734,332)        $471,769

  Basic earnings (loss) per share:
     As reported                                       $(.31)            $.27
     Pro forma                                         $(.47)            $.16

  Diluted earnings (loss) per share:
     As reported                                       $(.31)            $.25
     Pro forma                                         $(.47)            $.15

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

WARRANTS

In connection with its Initial Public Offering in 1997, the Company sold to the underwriters, for a price of $.001 per warrant, warrants to purchase 100,000 shares of common stock. The underwriters' warrants are exercisable at $7.50 per share through January 2002. During 1999, warrants were exercised for 25,000 shares of common stock for cash of $187,500.

In connection with the Placement, the placement agents were granted warrants to purchase 162,430 shares of common stock exercisable at $10.00 per share through 2003.

                               CD Warehouse, Inc.

10. EMPLOYEE BENEFIT PLAN

In 1999, the Company adopted a 401(k) Plan (the "Plan") for eligible employees. Employees who have completed one year of service with the Company and are 18 years of age are eligible to participate in the Plan. Participating employees may authorize payroll deductions up to 15% of their annual compensation. The Company matches 50% of the first 6% of the employees' compensation contributed to the Plan. Company contributions are subject to vesting at the rate of 20% each year upon completion of two years of service, with 100% vesting after six years. Matching contributions of $20,615 were made by the Company during 1999.

11. COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements with two officers of the Company. The employment agreements are for terms of one and five years with renewal options of one and five years and total $212,000 annually for the two individuals.

The Company has entered into operating leases primarily for its retail store locations and corporate facilities. Rental expense under these leases totaled $2,157,918 and $801,200 for 1999 and 1998, respectively. Total rental amounts of $6,454,200 under these noncancelable leases are due as follows: 2000-$1,902,896, 2001-$1,685,979, 2002-$1,363,796, 2003-$1,083,209, 2004-$403,579 and
thereafter-$14,741.

The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

12. BUSINESS SEGMENT INFORMATION

The Company is engaged principally in one line of business-the sale of prerecorded music compact discs and related products in Company and franchisee owned retail stores-which represents approximately 99% of consolidated revenues. There are no material amounts of sales among geographic areas, individual foreign countries, or individual customers. All of the Company's long-lived assets are located within the domestic United States.