Form 10QSB
period 2000-03-31
CD WAREHOUSE INC
filed 2000-05-09
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 2000

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________.



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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 5, 2000 was 3,660,295.

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                -----   -----

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                            Page

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets - December 31, 1999
               and March 31, 2000 (unaudited)                                3

               Condensed Consolidated Statements of Operations - Three
               months ended March 31, 1999 and 2000 (unaudited)              4

               Condensed Consolidated Statements of Cash Flows - Three
               months ended March 31, 1999 and 2000 (unaudited)              5

               Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                   7

     Item 2.   Management's Discussion and Analysis or Plan of Operation     8

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                             14

               Signatures                                                   14

                        PART I.   FINANCIAL INFORMATION

                              CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at March 31, 2000 is unaudited)

                                               ASSETS

                                                                December 31,                March 31,
                                                                   1999                       2000
                                                            ------------------          ------------------
Current assets:
    Cash and cash equivalents                                $      1,069,560            $        704,688
    Accounts receivable, net                                          948,252                     699,940
    Notes receivable                                                   87,159                      71,001
    Merchandise inventory                                           8,908,331                   8,696,527
    Prepaid  expenses and other                                       237,915                     345,679
    Income taxes refundable                                           780,229                     910,379
                                                            ------------------          ------------------
                  Total current assets                       $     12,031,446            $     11,428,214
                                                            ------------------          ------------------

Furniture, fixtures and equipment, net                              4,911,287                   4,759,896

Note receivable, due after one year                                    51,112                      44,830

Intangible and other assets, net                                   11,883,905                  12,307,894
                                                            ------------------          ------------------

                                                             $     28,877,750            $     28,540,834
                                                            ==================          ==================



                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $      1,615,705            $        888,972
    Accrued liabilities                                               787,186                     538,556
    Advances and deposits                                             137,000                     137,909
    Notes payable                                                           -                     613,000
                                                            ------------------          ------------------
                  Total current liabilities                         2,539,891                   2,178,437

Long-term debt                                                      4,475,977                   4,717,888
Deferred income tax                                                    47,000                      47,000
Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued                                               -                           -
    Common stock, $.01 par value; 10,000,000 shares
      authorized, 3,660,295 issued and outstanding
      at December 31, 1999 and March 31, 2000, respectively            36,603                      36,603
    Additional paid-in-capital                                     21,758,158                  21,758,158

    Retained earnings (accumulated deficit)                            20,121                    (197,252)
                                                            ------------------          ------------------

                  Total stockholders' equity                       21,814,882                  21,597,509
                                                            ------------------          ------------------
                                                             $     28,877,750            $     28,540,834
                                                            ==================          ==================

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                     Three Months Ended
                                                                        ---------------------------------------------
                                                                           March 31,                     March 31,
                                                                             1999                         2000
                                                                        ---------------               ---------------
Revenues:
     Company Operations:
          Retail store sales                                              $5,321,108                    $7,189,928
          Wholesale merchandise sales                                        140,316                       228,507
          Software income, net                                                26,720                         4,500
     Franchise operations:
          Royalty income                                                     925,759                       925,622
          Franchise and development fees                                      23,000                        37,500
                                                                        ---------------               ---------------
               Total revenues                                              6,436,903                     8,386,057

Operating costs and expenses:
          Cost of sales - retail stores sales                              3,050,508                     4,443,513
          Cost of sales - wholesale merchandise sales                         89,513                       175,197
          Retail store operating expenses                                  1,704,753                     2,523,142
          General and administrative                                       1,158,821                       996,591
          Depreciation and amortization                                      317,068                       496,549
                                                                        ---------------               ---------------
               Total operating costs and expenses                          6,320,663                     8,634,992

Operating income (loss)                                                      116,240                      (248,935)

Other income (expense), net                                                   (5,768)                      (97,238)
                                                                        ---------------               ---------------

Income (loss) before income taxes                                            110,472                      (346,173)

Provision (credit) for income taxes                                           41,600                      (128,800)
                                                                        ---------------               ---------------

Net income (loss)                                                         $   68,872                    $ (217,373)
                                                                        ===============               ===============
Net income (loss) per share-basic and diluted
     Basic                                                                $      .02                    $     (.06)
                                                                        ===============               ===============
     Diluted                                                              $      .02                    $     (.06)
                                                                        ===============               ===============

Shares used in computations:
     Basic                                                                 3,587,890                     3,660,295
                                                                        ===============               ===============

     Diluted                                                               3,836,948                     3,660,295
                                                                        ===============               ===============

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                      Three Months Ended
                                                                                         -----------------------------------------
                                                                                             March 31,                  March 31,
                                                                                               1999                       2000
                                                                                         --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                   $    68,872                $   (217,373)
     Adjustments to reconcile net income (loss) to net cash
      used for operating activities:
          Depreciation and amortization                                                      317,068                     496,549
          Gain on disposal of assets                                                               -                      (6,291)
          Changes in operating assets and liabilities:
               Accounts receivable, net                                                      151,185                     247,617
               Inventories                                                                  (476,894)                     78,514
               Prepaid expenses and other                                                   (152,628)                   (137,241)
               Refundable income taxes                                                       (27,715)                   (130,150)
               Other assets                                                                  (21,101)                      5,724
               Accounts payable                                                              318,301                    (725,573)
               Accrued liabilities                                                           156,068                    (149,234)
               Advances and deposits                                                          17,500                         909
               Income taxes payable                                                         (398,385)                          -
                                                                                         --------------             --------------
     Total adjustments                                                                      (116,601)                   (319,176)
                                                                                         --------------             --------------
     Net cash used for operating activities                                                  (47,729)                   (536,549)

CASH FLOW FROM INVESTING ACTIVITIES:
     Note receivable - collections                                                            19,617                      22,440
     Purchase of furniture, fixtures and equipment                                          (537,206)                   (118,265)
     Proceeds from disposal of assets                                                              -                     425,505
     Acquisition of businesses                                                            (3,300,541)                   (396,164)
                                                                                         --------------             --------------
     Net cash used for investing activities                                               (3,818,130)                    (66,484)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                                 187,500                           -
     Notes Payable:
          Advances                                                                         3,000,000                   5,442,058
          Repayments                                                                               -                  (5,203,897)
                                                                                         --------------             --------------
     Net cash provided by financing activities                                             3,187,500                     238,161

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (678,359)                   (364,872)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           4,442,454                   1,069,560
                                                                                         --------------             --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 3,764,095                $    704,688
                                                                                         ==============             ==============

                              CD WAREHOUSE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)

Supplemental Cash Flow Information:

     For the three months ending March 31, 1999 the Company acquired the assets of Music Trader, Inc. for cash of $3,000,000 and 84,745 shares of the Company's common stock valued at $11.80 per share. The noncash portion of this transaction is as follows:

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
                                                                    -----------
                                                                    $ 1,000,000
                                                                    ===========

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000, include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiaries, Compact Discs Management, Inc. ("CDM"), and CD Warehouse Finance Company ("CDF"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB.

NOTE 2.   BUSINESS ACQUISITION

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

     The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to this acquisition prior to the closing date. The cash portion of the acquisition was financed through proceeds from the operating cash flows. Following are the Company's unaudited pro forma results for the three months ended March 31, 1999 assuming the acquisition occurred on January 1, 1999 (in thousands, except for per share data):

                                                                 1999
                                                         -------------------

     Total revenues                                            $7,489,853
     Net income                                                $  146,010
     Net income per common share:
          Basic                                                $      .04
          Diluted                                              $      .04
     Weighted average common shares:
          Basic                                                 3,637,795
          Diluted                                               3,886,853

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including amortization of goodwill as a result of the acquisition and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1999 or of future results of operations.

NOTE 3.   EARNINGS PER SHARE

     Shares used in the computation of diluted earnings per share include dilutive outstanding stock options and warrants after giving effect to the treasury stock method for assumed exercise.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     Certain forward-looking statements contained herein regarding the Company's business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Such statements are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, and other risks disclosed in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999 under "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," as well as the risks disclosed in this Report. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. As used in herein, the word "Company" means CD Warehouse, Inc. and its wholly owned subsidiaries, Compact Discs Management, Inc., and CD Warehouse Finance Company unless the context indicates otherwise.

Statements of Operations

     The following table sets forth the Company's results of operations for the three months ended March 31, 2000 and 1999. The information should be read in conjunction with the historical Financial Statements included elsewhere in this document.

                                                                                     Three Months Ended March 31,
                                                                                       1999               2000
                                                                                    ----------         ----------
                                                                                  (in thousands except share data)
     Revenues:
          Retail store sales..............................................          $    5,321         $    7,190
          Wholesale merchandise sales.....................................                 140                228
          Software income, net............................................                  27                  4
          Royalty income..................................................                 926                926
          Franchise and development fees..................................                  23                 38
                                                                                    ----------         ----------
              Total revenues..............................................          $    6,437         $    8,386

     Operating costs and expenses:
          Cost of sales - retail store sales..............................               3,050              4,443
          Cost of sales - wholesale merchandise sales.....................                  90                175
          Retail store operating expenses.................................               1,705              2,523
          General and administrative......................................               1,159                997
          Depreciation and amortization...................................                 317                497
                                                                                    ----------         ----------
     Total costs and expenses.............................................               6,321              8,635
                                                                                    ----------         ----------
     Operating income (loss)..............................................                 116               (249)

     Other income (expense), net..........................................                  (6)               (97)
                                                                                    ----------         ----------

     Income (loss) before income taxes....................................                 110               (346)
     Provision (credit) for income taxes..................................                  41               (129)
                                                                                    ----------         ----------
     Net income (loss)....................................................          $       69         $     (217)
                                                                                    ==========         ==========
     Net income loss per share-basic......................................          $      .02         $     (.06)
                                                                                    ==========         ==========
     Net income loss per share-diluted....................................          $      .02         $     (.06)
                                                                                    ==========         ==========
     Shares used in computation-basic.....................................           3,587,890          3,660,295
                                                                                    ==========         ==========
     Shares used in computation-diluted...................................           3,836,948          3,660,295
                                                                                    ==========         ==========

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

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income:

                                                                    Three months ended March 31,
                                                                    ----------------------------
                                                                          1999           2000
                                                                         -----          -----
      Revenues:
          Retail store sales...................................           82.7%          85.7%
          Wholesale merchandise sales..........................            2.2%           2.7%
          Software income, net.................................             .4%            .1%
          Royalty income.......................................           14.4%          11.0%
          Franchise and development fees.......................             .3%            .5%
                                                                         -----          -----
               Total revenues..................................          100.0%         100.0%
      Cost and expenses:
          Cost of sales - retail store sales (1)...............           57.3%          61.8%
          Cost of sales - wholesale merchandise sales(2).......           63.8%          76.7%
          Retail store operating expenses (1)..................           32.0%          35.1%
          General and administrative...........................           18.0%          11.9%
          Depreciation and amortization........................            4.9%           5.9%
      Operating income (loss)..................................            1.8%          (3.0)%
      Net income (loss)........................................            1.1%          (2.6)%

     (1) As a percentage of retail store sales.
     (2) As a percentage of wholesale merchandise sales.

                                                                                               Three months ended March 31,
                                                                                         ---------------------------------------
                                                                                             1999                       2000
                                                                                         -----------                -----------
     Sales Data:
     System wide sales:
        CD Warehouse                                                                    $16,890,120                 $22,497,181
        Disc Go Round                                                                     7,727,158                   4,005,536
                                                                                        -----------                 -----------
                                                                                        $24,617,278                 $26,502,717
                                                                                        ===========                 ===========
     Percentage increase (decrease):
         CD Warehouse                                                                            42%                         33%
         Disc Go Round                                                                           (1)                       (48)%

     Average monthly sales per store:
         CD Warehouse                                                                   $    29,222                 $    29,877
         Disc Go Round                                                                       21,346                      22,008

     Change in comparable retail store sales (2)
         CD Warehouse                                                                            14%                          4%
         Disc Go Round                                                                           (1)                          5%

(1) Since Disc Go Round stores were acquired in June 1998, percentage increase for Disc Go Round stores only applies to the three months ended March 31, 2000.
(2) Represents percentage increase only for stores open in both periods reported.

     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System for the three months ended March 31, 2000:

                                       December 31,                                                              March 31,
                                           1999              Opened           Closed         Transfers              2000
                                       ------------          ------           ------         ---------           ---------
Franchised Stores
  Domestic-CD Warehouse                    174                  4               --                2                  180
  Domestic-Disc Go Round                    73                 --               (6)              (4)                  63
                                           ---                ---              ---               --                 ----
                                           247                  4               (6)              (2)                 243

  International-CD Warehouse                11                 --               --               --                   11
  International-Disc Go Round                6                 --               --               --                    6
                                           ---                ---              ---               --                 ----
                                            17                 --               --               --                   17

Company-owned Stores
  Domestic-CD Warehouse                     75                  2               (5)               2                   74
  Domestic-Disc Go Round                    --                 --               --               --                   --
                                           ---                ---              ---               --                 ----
                                            75                  2               (5)               2                   74
                                           ---                ---              ---               --                 ----
         Total                             339                  6              (11)              --                  334
                                           ===                ===              ===               ==                 ====

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

     Revenues

     Retail store sales increased $1,869,000 to $7,190,000 for the three months ended March 31, 2000, compared to $5,321,000 for the three months ended March 31, 1999. The 35% increase in retail store sales is the result of having the 16 Music Trader stores in operations for the three months ended March 31, 2000 compared to only 1 month in 1999 (Music Trader stores were acquired in February, 1999).

     Wholesale merchandise sales increased 63% to $228,000 for the three months ended March 31, 2000, compared to $140,000 for the same period in 1999. The increase is due to the addition of 54 CD Warehouse stores in operation during the three months ended March 31, 2000 compared to the same period in 1999.

     Royalty income remained constant at $926,000 for the three months ended March 31, 2000 and 1999. Although the number of stores operating as CD Warehouse increased by 54, the net increase of stores was only 3 due to conversion and closures of stores operating as Disc Go Round. The Company also had a net increase of 3 new stores between March 31, 1999 and March 31, 2000.

     Costs and Expenses

     Cost of sales for retail store sales increased $1,393,000 for the three months ended March 31, 2000 compared to the same period in 1999. This 46% increase is consistent with the increase of retail store revenue discussed above. However, cost of sales as a percentage of sales was 62% of sales for the three months ended March 31, 2000 compared to 57% for the three months ended March 31, 1999. The increase of cost of sales can be attributed to two factors:
1) increased competition which caused the stores to buy used product at a higher cost and 2) increased percentage of sales being new product, which carriers a higher cost than used product.

     Cost of sales for wholesale merchandise increased $85,000 to $175,000 for
the three months ended March 31, 2000, compared to $90,000 in 1999.   The
increase is consistent with the increase in wholesale merchandise sales. Cost of sales was 77% of sales for the three months ended March 31, 2000 compared to 64% for the comparable period in 1999. The increased cost of sales relates to the Company reduction of its markup on supplies and accessories offered to the system.

     Retail store operating expenses increased $818,000 to $2,523,000 for the three months ended March 31, 2000, compared to $1,705,000 for the three months ended March 31, 1999. The 48% increase is due to the increase of company-owned stores discussed above. Retail store operating expense was 35% of retail store revenue for the three months ended March 31, 2000, compared to 32% of retail store revenue for the same period in 1999. The increase in retail store operating expense as a percentage of retail store revenue is attributable principally to a 2% increase in payroll costs. The Company has implemented cost saving measures during the three month ended March 31, 2000 to bring this expense in line with March 31, 1999.

     General and administrative expenses decreased by $162,000 to $997,000 for the three months ended March 31, 2000, compared to $1,159,000 for the three months ended March 31, 1999. This decrease can be primarily attributed to reduction in legal fees and travel expenses. The three months ended March 31, 1999 also included the one time application fee for listing on NASDAQ National Market System.

     Depreciation and Amortization

     Depreciation and amortization increased $180,000 to $497,000 for the three months ended March 31, 2000, compared to $317,000 for the same period in 1999. The increase was attributable to the addition of company-owned stores, costs associated with E-commerce and the amortization of goodwill associated with various acquisitions (discussed in the financial statements) effected during 1999.

     Net Income (loss)

     The Company experienced a net loss of $217,000 for the three months ended March 31, 2000, compared to net income of $69,000 during the same period in 1999. The net loss was due primarily to the increase in cost of sales and operating expenses of retail stores described above. Net loss was also affected by the increase in other expenses of $91,000. This was caused by the increase of interest expense of approximately $95,000.

Liquidity and Capital Resources

     At March 31, 2000, the Company had working capital of $9,250,000 and cash and cash equivalents aggregating $705,000, compared to working capital of $9,492,000 and cash and cash equivalents of $1,070,000 at December 31, 1999.
Net cash used by operating activities was $537,000 for the three months ended March 31, 2000, compared to net cash used for operating activities of $48,000 for the three months ended March 31, 1999. The net cash used by operations for the three months ended March 31, 2000 relates principally to the reduction of accounts payable of $726,000 offset by a reduction in accounts receivable of $248,000. The net cash used for operating activities for the three months ended March 31, 1999 relates to an increase in accounts receivable offset by a similar increase in accounts payable.

     Net cash used for investing activities was $66,000 for the three months ended March 31, 2000, compared to $3,818,000 for the same period in 1999. The net cash used for investing activity for three months ended March 31, 2000 relates to the acquisition of 4 stores offset by the sale of 3 stores. The significant uses of cash for investing activities in 1999 relate to the acquisition of Music Trader, Inc. in February 1999, development costs relating to E-Commerce, and continued company store growth.

     Net cash provided from financing activities was $238,000 for the three months ended March 31, 2000, compared to $3,188,000 for the same period in 1999. The net cash provided from financing in 2000 relates to the net increase in borrowings under the Company's revolving credit facility with an asset-based lender. The net cash provided from financing in 1999 relates to debt used to acquire Music Trader, Inc. and open new company stores, as well as proceeds from the exercise of stock warrants issued in connection with the Company's initial public offering.

     In October 1998, the Company formed a wholly owned subsidiary, CD Warehouse Finance Company, to finance the growth of qualified franchisees. As of March 31, 2000, the financing subsidiary had funded $228,000 for the development or remodel of three new franchised stores. In connection with the Company's new credit facility obtained in December 1999, an affiliate of the Company's asset-based lender is now offering financing to the Company's qualified franchisees, and the Company no longer offers financing services.

     The Company is continuing the implementation of its Internet E-commerce website (http://www.cdwarehouse.com/). The website "went live" in December 1998
         ----------------------------
and offers both new and used CDs. As previously reported, the Company has experienced difficulties in the process of expanding its Internet website to include all used inventory of its company stores. During 1999, the Company's principal E-Commerce partner and project developer worked with the Company to resolve these difficulties, and the majority of the company stores have now uploaded their used inventory on-line. However, since its implementation, the Company has not marketed or advertised its website, and sales from the website are minimal. The Company intends to seek strategic alliances and partnerships that will allow it to effectively market its website and to generate sufficient revenue to cover the costs associated with operating the site. To date, the Company has incurred costs in excess of $2,000,000 in development of the website, and it is expected that additional costs will be incurred in further project development. A significant portion of the Company's accounts payable during 1999 related to amounts owed to its principal E-Commerce vendors; however, as a result of funding obtained by the Company in December 1999 under a new $15,000,000 revolving credit facility, described below, the Company has paid or entered into installment payment agreements with its principal E-commerce vendors with respect to the outstanding balance. The Company expects to have all such installments paid by July 2000.

     In addition to its working capital at March 31, 2000, the Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. The Facility, obtained in December 1999, replaced the Company's $7,000,0000 credit facility with Bank One Oklahoma, N.A. As of March 31, 2000 the Company had $4,718,000 outstanding under the Facility. The term of the Facility expires in December 2002, at which time the principal and unpaid interest are due. Amounts borrowed under the Facility bear a variable rate of interest equal to an index rate (of thirty-day commercial paper) plus 2.75%. Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of March 31, 2000 were approximately $566,000. All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial convenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

     As a result of the recent settlement of various legal proceedings, the Company acquired four franchised stores and is obligated to make payments totaling approximately $613,000 over the next twelve months. The Company anticipates that it will be able to make the scheduled payments from working capital and/or borrowings from the Facility.

     In response to the net loss reported for 1999, the Company implemented certain cost saving measures during January and February of 2000. However, since these savings were not realized in January 2000, operating results for this period caused the fixed coverage ratio to fall below the requirement imposed by the Facility. The asset-based lender waived this covenant until March 2000, when operating results reflected these cost savings. Proceeds of the Facility were used to repay existing indebtedness, including $3.5 million to retire the Company's existing credit facility. It is the Company's opinion that the current working capital at March 31, 2000, combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

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

     Utilizing internal resources for Year 2000 identification, assessment, remediation and testing by December 31, 1999, the Company had completed 100 percent of the initiatives necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The Company also surveyed its significant vendors and service providers to determine the extent to which interfaces with such entities were vulnerable to Year 2000 issues and whether the products and services purchased from such entities were Year 2000 compliant.

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

     As of May 8, 2000, management is not aware of any significant Year 2000 issues with the Company's computer equipment and software.

                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits


               Exhibit
               Number                               Exhibit
               -------        -------------------------------------------------

                 27.1*         Financial Data Schedule

                 99.1*         Press Release dated May 8, 2000

               *  Filed electronically herewith

          (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CD WAREHOUSE, INC.,
                                  a Delaware corporation



Date: May 8, 2000                 /s/ Jerry W. Grizzle
                                  -----------------------------------
                                  Jerry W. Grizzle
                                  Chairman of the Board of Directors;
                                  President and Chief Executive Officer

Date: May 8, 2000                 /s/ Doyle E. Motley
                                  -----------------------------------
                                  Doyle E. Motley
                                  Senior Vice-President and Chief Financial
                                   Officer