Form 10QSB
period 2000-06-30
CD WAREHOUSE INC
filed 2000-08-14
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2000

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to                .
                                     ----------------  ----------------



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

                                   Yes   X         No
                                      ------         ------


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 11, 2000 was 3,660,295.

Transitional Small Business Disclosure Format (check one):

                                            Yes            No   X
                                               ------        ------

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                                       Page

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets - December 31, 1999 and
               June 30, 2000 (unaudited)...............................................  3

               Condensed Consolidated Statements of Operations - Three months and six months ended June 30, 1999 and 2000 (unaudited).................  4

               Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 2000 (unaudited)......................................  5

               Notes to Condensed Consolidated Financial Statements (unaudited)........  7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................  8

PART II.       OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.....................  13

     Item 6.   Exhibits and Reports on Form 8-K........................................  13

     Signatures........................................................................  14

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     CD WAREHOUSE, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Information at June 30, 2000 is unaudited)

                                    ASSETS
                                                         December 31, 1999             June 30, 2000
                                                         -----------------            ----------------
Current assets:
      Cash and cash equivalents                             $ 1,069,560                 $   803,194
      Accounts receivable, net                                  948,252                     664,573
      Notes receivable                                           87,159                      54,695
      Merchandise inventory                                   8,908,331                   8,636,124
      Prepaid  expenses and other                               237,915                     302,746
      Income taxes refundable                                   780,229                     304,308
                                                            -----------                 -----------
          Total current assets                               12,031,446                  10,765,640

Furniture, fixtures and equipment, net                        4,911,287                   4,578,856

Notes receivable, due after one year                             51,112                      38,388

Intangible and other assets, net                             11,883,905                  12,026,926
                                                            -----------                 -----------
                                                            $28,877,750                 $27,409,810
                                                            ===========                 ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                      $ 1,615,705                 $   548,238
      Accrued liabilities                                       787,186                     429,428
      Advances and deposits                                     137,000                     129,773
      Current  portion of long-term debt                             --                     386,155
                                                            -----------                 -----------
          Total current liabilities                           2,539,891                   1,493,594

Long-term debt                                                4,475,977                   4,654,368
Deferred income taxes                                            47,000                      47,000

Stockholders' equity:
      Preferred stock, $.01 par value; 5,000,000 shares
        authorized, none issued                                      --                          --
      Common stock, $.01 par value; 10,000,000 shares
        authorized 3,660,295 issued and outstanding              36,603                      36,603
      Additional paid-in-capital                             21,758,158                  21,758,158
      Retained earnings (accumulated deficit)                    20,121                    (579,913)
                                                            -----------                 -----------
          Total stockholders' equity                         21,814,882                  21,214,848
                                                            -----------                 -----------
                                                            $28,877,750                 $27,409,810
                                                            ===========                 ===========

                           (See accompanying notes)

                                   CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                         ---------------------------------     ---------------------------------
                                                          June 30, 1999     June 30, 2000       June 30, 1999     June 30, 2000
                                                         ---------------   ---------------     ---------------   ---------------
Revenues:
     Company operations:
          Retail store sales                               $ 6,613,670       $ 6,802,988         $11,934,778       $13,992,916
          Wholesale merchandise sales                           83,667           202,989             223,983           431,496
          Software income, net                                  20,948             7,500              47,668            12,000
     Franchise operations:
          Royalty income                                       936,325           971,621           1,862,084         1,897,243
          Franchise and development fees                        30,000            38,000              53,000            75,500
                                                           -----------       -----------         -----------       -----------
               Total revenues                                7,684,610         8,023,098          14,121,513        16,409,155

Operating costs and expenses:
     Cost of sales - retail store sales                      3,840,942         4,176,650           6,891,450         8,620,163
     Cost of sales - wholesale merchandise sales                34,500           159,069             124,013           334,266
     Retail store operating expenses                         2,561,780         2,389,829           4,266,533         4,912,971
     General and administrative                              1,113,683         1,049,611           2,272,503         2,046,202
     Depreciation and amortization                             357,187           517,161             674,255         1,013,710
                                                           -----------       -----------         -----------       -----------
          Total operating costs and expenses                 7,908,092         8,292,320          14,228,754        16,927,312
                                                           -----------       -----------         -----------       -----------
Operating loss                                                (223,482)         (269,222)           (107,241)         (518,157)


Other expense, net                                              (8,906)         (113,439)            (14,675)         (210,677)
                                                           -----------       -----------          ----------       -----------

Loss before income taxes                                      (232,388)         (382,661)           (121,916)         (728,834)

Credit for income taxes                                        (88,300)               --             (46,700)         (128,800)
                                                           -----------       -----------          ----------       -----------

Net loss                                                   $  (144,088)      $  (382,661)         $  (75,216)      $  (600,034)
                                                           ===========       -----------          ----------       -----------

Net loss per share-basic and diluted                       $      (.04)      $      (.10)         $     (.02)      $      (.16)
                                                           ===========       ===========          ==========       ===========

Weighted average diluted common shares                       3,660,295         3,660,295           3,624,292         3,660,295
                                                           ===========       ===========          ==========       ===========

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                         Six Months Ended
                                                                         ---------------------------------------------
                                                                          June 30, 1999                June 30, 2000
                                                                         ---------------              ----------------
CASH FLOWS FROM OPERATING ACTIVITES:
     Net loss                                                             $    (75,216)                 $   (600,034)
     Adjustments to reconcile net loss to net cash
       Used for operating activities:
          Depreciation and amortization                                        674,255                     1,013,710
          Gain on disposal of assets                                                --                        (5,221)
          Changes in operating assets and liabilities:
               Accounts receivable, net                                        (43,290)                      282,984
               Inventories                                                  (1,152,225)                      111,617
               Prepaid expenses and other                                     (117,259)                     (127,790)
               Refundable income taxes                                        (229,440)                      475,921
               Other assets                                                    (38,610)                       25,942
               Accounts payable                                              1,685,577                    (1,066,307)
               Accrued liabilities                                             159,181                      (257,978)
               Advances and deposits                                            52,500                        (7,227)
               Income taxes payable                                           (398,385)                           --
                                                                           -----------                   -----------
     Total adjustments                                                         592,034                       445,651
                                                                           -----------                   -----------
     Net cash provided (used) by operating activities                          516,818                      (154,383)


CASH FLOW FROM INVESTING ACTIVITIES:
     Notes receivable:
          Advances                                                             (10,000)                           --
          Collections                                                           39,731                        45,188
     Purchase of furniture, fixtures and equipment                          (2,516,468)                     (209,308)
     Proceeds from disposals of assets                                             --                        500,505
     Acquisition of businesses                                              (3,300,541)                     (396,164)
                                                                           -----------                   -----------
     Net cash used for investing activities                                 (5,787,278)                      (59,779)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net:
          Proceeds from exercise of stock options                              187,500                            --

     Notes payable:
          Advances                                                           3,500,000                    10,064,155
          Repayments                                                          (246,118)                  (10,116,359)
                                                                           -----------                  ------------
     Net cash provided (used) by financing activities                        3,441,382                       (52,204)
                                                                           -----------                  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,829,078)                     (266,366)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             4,442,454                     1,069,560
                                                                           -----------                  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 2,613,376                  $    803,194
                                                                           ===========                  ============

                              CD WAREHOUSE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)



Supplemental Cash Flow Information:

     For the six months ending June 30, 1999 the Company had the following noncash investing and financing activities:

     In February, 1999 the Company acquired the assets of Music Trader, Inc. for cash of $3,000,000 and 84,745 shares of the Company's common stock valued at $11.80 per share. The non-cash portion of this transaction is as follows:

          Costs in excess of net assets acquired, net                                            $   966,880
          Prepaid expenses and other                                                                   9,780
          Inventory                                                                                2,837,312
          Furniture, fixtures and equipment                                                          160,000
          Other assets                                                                                26,028
                                                                                                --------------
                                                                                                   4,000,000
          Less cash paid                                                                          (3,000,000)
                                                                                                --------------
                                                                                                 $ 1,000,000
                                                                                                ==============



     In March, 2000 the Company acquired the assets of four retail stores for cash of $396,164 and notes payable of $616,750. The non-cash portion of this transaction is as follows:

          Costs in excess of net assets acquired, net                                            $   776,233
          Inventory                                                                                  127,100
          Furniture, fixtures and equipment                                                           95,600
          Other assets                                                                                13,981
                                                                                                --------------
                                                                                                   1,012,914
          Less cash paid                                                                            (396,164)
                                                                                                --------------
                                                                                                 $   616,750
                                                                                                ==============

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements as of December 31, 1999 and June 30, 2000 and for the six months ended June 30, 1999 and 2000, include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiaries, Compact Discs Management, Inc. ("CDM") and CD Warehouse Finance Company ("CDF"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB.

NOTE 2.   BUSINESS ACQUISITION

     In February 1999, the Company acquired the assets of Music Trader, Inc., a 16-store retail music chain based in Southern California, for cash of $3,000,000 and 84,745 shares for the Company's common stock for a total purchase price of approximately $4,000,000. The acquisition was recorded under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $966,880 which is amortized on a straight-line basis over ten years.

     The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the closing date. The cash portion of the acquisition was financed through proceeds from operating cash flows. Following are the Company's unaudited pro forma results for the six months ended June 30, 1999 assuming the acquisition occurred on January 1, 1999 (in thousands, except for per share data):

                                                                                  1999
                                                                           -------------------

     Total revenues                                                            $15,174,463
     Net income                                                                $     1,922
     Net income per common share:
       Basic                                                                   $       .00
       Diluted                                                                 $       .00
     Weighted average common shares:
       Basic                                                                     3,649,107
       Diluted                                                                   3,861,613

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including amortization of goodwill as a result of the acquisition, and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1999, or of future results of operations.

NOTE 3.   EARNINGS PER SHARE

     Shares used in the computation of diluted earnings per share include dilutive outstanding stock options and warrants after giving effect to the treasury stock method for assumed exercise.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     Certain forward-looking statements contained herein regarding the Company's business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Such statements are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the retail and franchising industries, the impact of competition and pricing, changing market conditions, and other risks disclosed in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999 under "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," as well as the risks disclosed in this Report. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements. As used herein, the word "Company" means CD Warehouse, Inc. and its wholly owned subsidiaries, Compact Discs Management, Inc., and CD Warehouse Finance Company unless the context indicates otherwise.

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

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------    -------------------------
                                                                   1999           2000            1999        2000
                                                               ---------------------------    -------------------------
Revenues:
  Retail store sales                                               86.0%          84.8%           84.5%       85.3%
  Wholesale merchandise sales                                       1.1            2.5             1.6         2.6
  Software income, net                                               .3             .1              .3          .1
  Royalty income                                                   12.2           12.1            13.2        11.6
  Franchise and development fees                                     .4             .5              .4          .4
                                                                  -----          -----           -----       -----
                                                                  100.0%         100.0%          100.0%      100.0%
                                                                  =====          =====           =====       =====

Operating costs and expenses:
  Cost of sales-retail stores sales (1)                            58.1%          61.4%           57.7%       61.6%
  Cost of sales-wholesale merchandise sales (2)                    41.2           78.4            55.4        77.5
  Retail store operating expenses (1)                              38.7           35.1            35.7        35.1
  General and administrative                                       14.5           13.1            16.1        12.5
  Depreciation and amortization                                     4.6            6.4             4.8         6.2

Operating loss                                                     (2.9)          (3.4)            (.8)       (3.2)

Other income (expense), net                                         (.1)          (1.4)            (.1)       (1.3)

Net loss                                                           (1.9)%         (4.8)%           (.5)%      (3.7)%

(1)  As percentage of retail store sales.
(2)  As percentage of wholesale merchandise sales.

                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                   ------------------------------------     -----------------------------------
                                                         1999                 2000               1999                 2000
                                                   ---------------      ---------------     ---------------     ---------------
Sales Data:
System wide sales:
   CD Warehouse                                        $18,789,515        $23,011,882         $35,679,635          $45,509,063
   Disc Go Round                                         7,672,969          2,821,193          15,400,127            6,826,729
                                                       -----------        -----------         -----------          -----------
                                                       $26,462,484        $25,833,075         $51,079,762           52,335,792
                                                       ===========        ===========         ===========          ===========

Percentage increase (decrease):
   CD Warehouse                                            53%                 22%                 48%                 28%
   Disc Go Round                                           (1)                (63)%                (1)                (56)%

Average monthly sales per store:
   CD Warehouse                                        $    30,598        $    29,130         $    29,933          $    29,494
   Disc Go Round                                       $    22,112        $    21,832         $    21,735          $    21,951

Change in comparable retail store sales (2)
   CD Warehouse                                            17%                  1%                 16%                  3%
   Disc Go Round                                           (1)                 (4)%                (1)                  -%

(1) Since Disc Go Round Stores were acquired in June 1998, percentage increase for Disc Go Round stores only applies to the three months and six months ended June 30, 2000.
(2) Represents percentage increase only for stores open in both periods reported.



     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System for the six months ended June 30, 2000.


                                        December 31,          Open             Close           Transfer          June 30,
                                            1999                                                                   2000
                                     ----------------   --------------   --------------    --------------    --------------

Franchise Stores
  Domestic - CD Warehouse                     174               13               (4)                2               185
  Domestic - Disc Go Round                     73                -              (20)               (4)               49
                                              ---               --              ---                --               ---
                                              247               13              (24)               (2)              234

  International - CD Warehouse                 11                -               (1)                3                13
  International - Disc Go Round                 6                -                -                (3)                3
                                              ---               --              ---                --               ---
                                               17                -               (1)                -                16

Company-owned Stores
  Domestic - CD Warehouse                      75                3               (6)                2                74
  Domestic - Disc Go Round                     --                -                -                 -                 -
                                              ---              ---              ---                --               ---
                                               75                3               (6)                2                74
                                              ---               --              ---                --               ---
                                              339               16              (31)                -               324
             Total                            ===               ==              ===                ==               ===


Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999 (all numbers rounded to the nearest thousand)

     Revenues

     Retail store sales increased $189,000 to $6,803,000 for the three months ended June 30, 2000, compared to $6,614,000 for the three months ended June 30, 1999. The increase in retail store sales was the result of having 74 company stores in operation during the three months ended June 30, 2000, compared to 71 company stores during the comparable period in 1999.

     Wholesale merchandise sales increased 141% to $203,000 for the three months ended June 30, 2000, compared to $84,000 for the same period in 1999. The increase was due to the addition of 10 new CD Warehouse franchised stores during the three months ended June 30, 2000, compared to only 7 during the same period in 1999.

     Royalty income remained fairly constant at $972,000 for the three months ended June 30, 2000, compared to $936,000 for the same period in 1999. Although the number of franchised stores operating decreased by 12, the increase in store sales offset the decrease in store count.

     Costs and Expenses

     Cost of sales for retail store sales increased $336,000 for the three months ended June 30, 2000, compared to the same period in 1999. A portion of this 9% increase was offset by the increase in retail store revenue discussed above. However, cost of sales as a percentage of sales was 61% of sales for the three months ended June 30, 2000, compared to 58% for the three months ended June 30, 1999. The increase in cost of sales can be attributed to two factors:
1) increased competition, which caused the stores to buy used product at a higher cost, and 2) increased percentage of sales being new product, which carries a higher cost than used product.

     Cost of sales for wholesale merchandise increased $124,000 to $159,000 for
the three months ended June 30, 2000, compared to $35,000 in 1999.   The
increase is consistent with the increase in wholesale merchandise sales. Cost of sales was 78% of sales for the three months ended June 30, 2000, compared to 41% for the comparable period in 1999. The increased cost of sales relates to the Company's reduction of its markup on supplies and accessories offered to the system and reduction in equipment sales.

     Retail store operating expenses decreased $172,000 to $2,390,000 for the three months ended June 30, 2000, compared to $2,562,000 for the three months ended June 30, 1999. Retail store operating expense was 35% of retail store revenue for the three months ended June 30, 2000, compared to 39% of retail store revenue for the same period in 1999. The 7% decrease was due to the cost saving measures implemented during the 1st quarter of 2000, primarily in payroll and advertising.

     General and administrative expenses decreased by $64,000 to $1,050,000 for the three months ended June 30, 2000, compared to $1,114,000 for the three months ended June 30, 1999. This decrease can be primarily attributed to reduction in legal fees and travel expenses.

     Depreciation and Amortization

     Depreciation and amortization increased $160,000 to $517,000 for the three months ended June 30, 2000, compared to $357,000 for the same period in 1999. The increase was attributable to the addition of company-owned stores, costs associated with the Company's E-commerce operations and the amortization of goodwill associated with various acquisitions effected during 1999 and 2000.

     Net Loss

     The Company experienced a net loss of $383,000 for the three months ended June 30, 2000, compared to a net loss of $144,000 during the same period in 1999. The increase in net loss was due primarily to the increase in cost of sales offset by a reduction in operating expenses of retail stores described above. Net loss was also affected by the increase in other expenses of $105,000. This was caused by the increase of interest expense of approximately $70,000.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999 (all numbers rounded to the nearest thousand)

     Revenues

     Retail store sales increased $2,058,000 to $13,993,000 for the six months ended June 30, 2000, compared to $11,935,000 for the six months ended June 30, 1999. The 17% increase in retail store sales was the result of having the 16 Music Trader stores in operation for the six months ended June 30, 2000 compared to only 4 months in 1999 (Music Trader stores were acquired in February, 1999).

     Wholesale merchandise sales increased to $431,000 for the six months ended June 30, 2000, compared to $224,000 for the same period in 1999. The increase was due to the addition of 54 stores operating as CD Warehouse during the six months ended June 30, 2000 compared to the same period in 1999.

     Royalty income remained fairly constant at $1,897,000 for the six months ended June 30, 2000, compared to $1,862,000 for the same period in 1999. Although the number of stores operating as CD Warehouse increased by 54, the Company had a net decrease of 9 stores, primarily due to conversions and closures of stores operating as Disc Go Round.

     Costs and Expenses

     Cost of sales for retail store sales increased $1,729,000 for the six months ended June 30, 2000, compared to the same period in 1999. A portion of this 25% increase was offset by the increase in retail store revenue discussed above. However, cost of sales as a percentage of sales was 62% of sales for the six months ended June 30, 2000, compared to 58% for the six months ended June 30, 1999. The increase of cost of sales can be attributed to two factors: 1) increased competition, which caused the stores to buy used product at a higher cost, and 2) increased percentage of sales being new product, which carries a higher cost than used product.

     Cost of sales for wholesale merchandise increased $210,000 to $334,000 for the six months ended June 30, 2000, compared to $124,000 in 1999. The increase is consistent with the increase in wholesale merchandise sales. Cost of sales was 78% of sales for the six months ended June 30, 2000, compared to 55% for the comparable period in 1999. The increased cost of sales relates to the Company's reduction of its markup on supplies and accessories offered to the system and a reduction in equipment sales.

     Retail store operating expenses increased $646,000 to $4,913,000 for the six months ended June 30, 2000, compared to $4,267,000 for the six months ended June 30, 1999. The 15% increase was due to the increase of company-owned stores discussed above. Retail store operating expense was 35% of retail store revenue for the six months ended June 30, 2000, compared to 36% of retail store revenue for the same period in 1999. The decrease in retail store operating expense as a percentage of retail store revenue is attributable to a cost saving measures implemented during the six months ended June 30, 2000.

     General and administrative expenses decreased by $226,000 to $2,046,000 for the six months ended June 30, 2000, compared to $2,273,000 for the six months ended June 30, 1999. This decrease can be primarily attributed to reduction in legal fees and travel expenses. The six months ended June 30, 1999 also included the one-time application fee for listing on Nasdaq National Market System.

     Depreciation and Amortization

     Depreciation and amortization increased $340,00 to $1,014,000 for the six months ended June 30, 2000, compared to $674,000 for the same period in 1999. The increase was attributable to the addition of company-owned stores, costs associated with the Company's E-commerce operations and the amortization of goodwill associated with various acquisitions effected during 1999 and 2000.

     Net Loss

     The Company experienced a net loss of $600,000 for the six months ended June 30, 2000, compared to net loss of $75,000 during the same period in 1999. The increase in net loss was due primarily to the increase in cost of sales of retail stores described above. Net loss was also affected by the increase in other expenses of $196,000. This was caused by the increase in interest expense of approximately $166,000.

Liquidity and Capital Resources

     At June 30, 2000, the Company had working capital of $9,272,000 and cash and cash equivalents aggregating $803,000, compared to working capital of $9,492,000 and cash and cash equivalents of $1,070,000 at December 31, 1999.
Net cash used by operating activities was $154,000 for the six months ended June 30, 2000, compared to net cash provided for operating activities of $517,000 for the six months ended June 30, 1999. The net cash used by operations for the six months ended June 30, 2000 related principally to the reduction of accounts payable of $1,066,000 offset by a reduction in refundable income taxes of $476,000 and an increase in accounts receivables of $283,000 and inventory of $112,000. The net cash provided by operations for the six months ended June 30, 1999 included an increase in accounts payable of $1,686,000, consisting primarily of amounts due to E-commerce related vendors. The increase in cash provided by operating activities during the six months ended June 30, 1999 was reduced in part by increased inventory purchases during this period, resulting from the increase in company stores, as well as the continued planned growth of per-store inventory quantities.

     Net cash used for investing activities was $60,000 for the six months ended June 30, 2000, compared to $5,787,000 for the same period in 1999. The net cash used for investing activity for the six months ended June 30, 2000 related to the acquisition of 4 stores offset by the sale of 3 stores and the purchase of furniture, fixtures and equipment of $209,000. The significant uses of cash for investing activities in 1999 related to the acquisition of Music Trader, Inc. in February 1999, development costs relating to E-commerce, and continued company store growth.

     Net cash used from financing activities was $52,000 for the six months ended June 30, 2000, compared to net cash provided from financing activities of $3,441,000 for the same period in 1999. The net cash used by financing in 2000 related to the net increase in borrowings under the Company's revolving credit facility. The net cash provided from financing in 1999 related to debt used to acquire Music Trader, Inc. and open new company stores, as well as proceeds from the exercise of stock warrants issued in connection with the Company's initial public offering.

     In October 1998, the Company formed a wholly owned subsidiary, CD Warehouse Finance Company, to finance the growth of qualified franchisees. As of June 30, 2000, the financing subsidiary had funded $228,000 for the development or remodel of three new franchised stores. In connection with the Company's new credit facility obtained in December 1999, an affiliate of the Company's asset-based lender is now offering financing to the Company's qualified franchisees, and the Company no longer offers financing services.

     The Company is continuing the implementation of its Internet E-commerce website (http://www.cdwarehouse.com/). The website "went live" in December 1998
         ----------------------------
and offers both new and used CDs. As previously reported, the Company has experienced difficulties in the process of expanding its Internet website to include all used inventory of its company stores. During 1999, the Company's principal E-Commerce partner and project developer worked with the Company to resolve these difficulties, and the majority of the company stores have now uploaded their used inventory on-line. However, since its implementation, the Company has not marketed or advertised its website, and sales from the website are minimal. The Company has entered into a strategic alliance with Half.com, and intends to continue to seek other strategic alliances and partnerships, that will allow it to effectively market its website and to generate sufficient revenue to cover the costs associated with operating the site. To date, the Company has incurred costs in excess of $2,000,000 in development of the website, and it is expected that additional costs will be incurred in further project development. A significant portion of the Company's accounts payable during 1999 related to amounts owed to its principal E-Commerce vendors; however, as a result of funding obtained by the Company in December 1999 under a new $15,000,000 revolving credit facility, described below, the Company has paid its principal E-commerce vendors.

     In addition to its working capital at June 30, 2000, the Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. The Facility, obtained in December 1999, replaced the Company's $7,000,0000 credit facility with Bank One Oklahoma, N.A. As of June 30, 2000, the Company had $4,654,000 outstanding under the Facility. The term of the Facility expires in December 2002, at which time the principal and unpaid interest are due. Amounts borrowed under the Facility bear a variable rate of interest equal to an index rate (of thirty-day commercial paper) plus 2.75%. Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of June 30, 2000 were approximately $600,000. All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

     As a result of settling various legal proceedings, the Company acquired four franchised stores and is obligated to make payments totaling approximately $613,000 over the next twelve months. The Company anticipates that it will be able to make the scheduled payments from working capital and/or borrowings from the Facility. As of June 30, 2000, the balance of these obligations was $386,000.

     In response to the net loss reported for 1999, the Company implemented certain cost saving measures during the first quarter of 2000. However, since these savings were not fully realized until the second quarter, operating results for this period caused the fixed coverage ratio to fall below the requirement imposed by the Facility. The lender waived this covenant until the third quarter of 2000, when the operating results should reflect these cost savings. Proceeds of the Facility were used to repay existing indebtedness, including $3.5 million to retire the Company's existing credit facility. It is the Company's opinion that the current working capital at June 30, 2000, combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

                          Part II - Other Information


Item 4.   Submission of Matters to Vote of Security Holders

     The Company held its annual stockholders' meeting on May 12, 2000. Two proposals were voted on by the Company's stockholders: 1) election of director, and 2) ratification of the appointment of Ernst & Young LLP as independent auditors. All proposals were approved by a majority of the votes cast at the meeting as follows:

     (a)  One director was elected to serve a three-year term.

          Jerry W. Grizzle was elected as a Class 1 director for a term expiring at the 2003 annual meeting, with 2,353,875 shares voted in favor and 0 voted against and 808,566 abstained. Ronald V. Perry, who is a Class 2 director with a term expiring at the 2001 annual meeting, and Robert
          O. McDonald and Christopher M. Salyer who are Class 3 directors with terms expiring at the 2002 annual meeting, were not up for reelection and continued on as directors.

     (b) Ratification of the appointment of Ernst & Young LLP as independent auditors:


          In favor:    3,152,950
          Against:         4,291
          Abstain:         5,200

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

   Exhibit
   Number                               Exhibit
-------------     -------------------------------------------------

    27.1*         Financial Data Schedule

*  Filed electronically herewith

     (b)  Reports on Form 8-K

          On June 28, 2000, the Company filed a Form 8-K reporting the First Amendment to the Asset Purchase Agreement dated May 31, 2000, between Compact Discs Management, Inc., a wholly owned subsidiary of Registrant, Music Trader, Inc., Jeffrey D. Clark and Debbi McGill-Clark. On February 24, 1999, the Registrant had filed a Form 8-K reporting the consummation of the Asset Purchase Agreement between the parties.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CD WAREHOUSE, INC.,
                                  a Delaware corporation



Date: August 14, 2000             /s/ JERRY W. GRIZZLE
                                  ----------------------------------------------
                                  Jerry W. Grizzle
                                  Chairman of the Board of Directors;
                                  President and Chief Executive Officer


Date: August 14, 2000             /s/ DOYLE E. MOTLEY
                                  ----------------------------------------------
                                  Doyle E. Motley
                                  Senior Vice-President and Chief Financial
                                  Officer

                               INDEX TO EXHIBITS



 Exhibit
 Number          Name of Exhibit                                           Page
---------        -------------------                                      ------


  *27.1          Financial Data Schedule                                     *


  *Filed electronically herewith