Form 10QSB
period 2000-09-30
CD WAREHOUSE INC
filed 2000-11-14
CIK 1025822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 2000

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

                               Yes   X    No____
                                    ---

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of November 13, 2000 was 3,660,295.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              ---      ---

                                  FORM 10-QSB

                               TABLE OF CONTENTS


                                                                                                    Page
PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets - December 31, 1999 and
                September 30, 2000 (unaudited)......................................................   3

                Condensed Consolidated Statements of Operations - Three months and nine months
                ended September 30, 1999 and 2000 (unaudited).......................................   4

                Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 2000 (unaudited).............................................   5

                Notes to Condensed Consolidated Financial Statements (unaudited) ...................   7

        Item 2. Management's Discussion and Analysis or Plan of Operation...........................   9

PART II.        OTHER INFORMATION


        Item 6. Exhibits and Reports on Form 8-K...................................................   15

        Signatures.................................................................................   16

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at September 30, 2000 is unaudited)


                                                   ASSETS

                                                         December 31, 1999        September 30, 2000
                                                         ------------------       --------------------
Current assets:
   Cash and cash equivalents                                    $ 1,069,560           $   894,710
   Accounts receivable, net                                         948,252               603,470
   Notes receivable                                                  87,159                37,714
   Merchandise inventory                                          8,908,331             8,166,025
   Prepaid expenses and other                                       237,915               266,332
   Income taxes refundable                                          780,229                    --
                                                                -----------           -----------
            Total current assets                                 12,031,446             9,968,251

Furniture, fixtures and equipment, net                            4,911,287             2,338,682

Notes receivable, due after one year                                 51,112                31,785

Intangible and other assets, net                                 11,883,905             8,131,435
                                                                -----------           -----------
                                                                $28,877,750           $20,470,153
                                                                ===========           ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $ 1,615,705           $   444,427
   Accrued liabilities                                              787,186               542,033
   Advances and deposits                                            137,000               179,500
   Current portion of long-term debt                                     --               179,803
                                                                -----------           -----------
            Total current liabilities                             2,539,891             1,345,763

Long-term debt                                                    4,475,977             4,774,637
Deferred income taxes                                                47,000                    --

Stockholders' equity:
         Preferred stock, $.01 par value; 5,000,000 shares
           authorized, none issued                                       --                    --
         Common stock, $.01 par value; 10,000,000 shares
           authorized 3,660,295 issued and outstanding               36,603                36,603
         Additional paid-in-capital                              21,758,158            21,758,158
         Retained earnings (accumulated deficit)                     20,121            (7,445,008)
                                                                -----------           -----------
                     Total stockholders' equity                  21,814,882            14,349,753
                                                                -----------           -----------
                                                                $28,877,750           $20,470,153
                                                                ===========           ===========

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                             Three Months Ended                    Nine months ended
                                                       --------------------------------     ------------------------------
                                                       September 30,    September 30,       September 30,     September 30,
                                                            1999             2000                1999             2000
                                                       ---------------  ---------------     ------------------------------
Revenues:
     Company operations:
        Retail store sales                                $6,978,882       $ 6,264,135        $18,913,660      $20,257,051
        Wholesale merchandise sales                          141,454           233,251            365,437          664,747
        Software income, net                                  14,271            16,500             61,940           28,500
     Franchise operations:
        Royalty income                                       948,634           884,517          2,810,718        2,781,760
        Franchise and development fees                        51,000            72,500            104,000          148,000
                                                          ----------       -----------        -----------      -----------
              Total revenues                               8,134,241         7,470,903         22,255,755       23,880,058

Operating costs and expenses:
        Cost of sales - retail store sales                 4,209,442         3,754,805         11,100,892       12,374,968
        Cost of sales - wholesale merchandise sales          120,981           292,927            244,994          627,193
        Retail store operating expenses                    2,921,459         2,342,296          7,187,992        7,255,267
        General and administrative                         1,114,422         1,155,121          3,386,925        3,201,323
        Depreciation and amortization                        387,835           496,164          1,062,090        1,509,874
        Provision for impairment                                  --         6,033,885                 --        6,033,885
                                                          ----------       -----------        -----------      -----------
              Total operating costs and expenses           8,754,139        14,075,198         22,982,893       31,002,510
                                                          ----------       -----------        -----------      -----------
Operating loss                                              (619,898)       (6,604,295)          (727,138)      (7,122,452)

Interest and other expense, net                              (68,332)         (132,000)           (83,008)        (342,677)
                                                          ----------       -----------        -----------      -----------

Loss before income taxes                                    (688,230)       (6,736,295)          (810,146)      (7,465,129)

Provision (credit) for income taxes                         (257,700)          128,800           (304,400)              --
                                                          ----------       -----------        -----------      -----------

Net loss                                                  $ (430,530)      $(6,865,095)       $  (505,746)     $(7,465,129)
                                                          ==========       ===========        ===========      ===========

Net loss per share-basic and diluted                      $     (.12)      $     (1.88)       $      (.14)     $     (2.04)
                                                          ==========       ===========        ===========     ============

Weighted average diluted common shares                     3,660,295         3,660,295          3,636,425        3,660,295
                                                          ==========       ===========        ===========     ============

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       Nine months ended
                                                                         --------------------------------------------
                                                                           September 30, 1999     September 30, 2000
                                                                         --------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITES:
      Net loss                                                              $    (505,746)         $  (7,465,129)
      Adjustments to reconcile net loss to net cash
        from operating activities:
             Depreciation and amortization                                      1,062,090              1,509,874
             Loss (gain) on disposal of assets                                     27,529                 (4,421)
             Provision for impairment                                                  --              6,033,885
             Deferred income taxes                                                     --                (47,000)
             Changes in operating assets and liabilities:
                    Accounts receivable, net                                      163,278                344,087
                    Inventories                                                (1,743,674)               278,574
                    Prepaid expenses and other                                    (51,166)              (197,179)
                    Refundable income taxes                                      (487,140)               653,552
                    Other assets                                                  (91,057)               113,878
                    Accounts payable                                            1,666,357             (1,095,118)
                    Accrued liabilities                                           165,334               (145,373)
                    Advances and deposits                                          45,000                 42,500
                    Income taxes payable                                         (398,385)                    --
                                                                            -------------          -------------
      Total adjustments                                                           358,166              7,487,259
                                                                            -------------          -------------
      Net cash provided (used) by operating activities                           (147,580)                22,130

CASH FLOW FROM INVESTING ACTIVITIES:
      Notes receivable:
                  Advances                                                        (10,000)                    --
                  Collections                                                      60,784                 68,772
      Purchase of furniture, fixtures and equipment                            (3,014,053)              (285,806)
      Proceeds from disposals of assets                                                --                554,505
      Acquisition of businesses                                                (3,900,541)              (396,164)
                                                                            -------------          -------------
      Net cash used for investing activities                                   (6,863,810)               (58,693)

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net:
             Proceeds from exercise of stock options                              187,500                     --
      Notes payable:
                  Advances                                                      3,500,000             14,502,324
                  Repayments                                                     (410,608)           (14,640,611)
                                                                            -------------          -------------
      Net cash provided (used) by financing activities                          3,276,892               (138,287)
                                                                            -------------          -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (3,734,498)              (174,850)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                4,442,454              1,069,560
                                                                            -------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     707,956          $     894,710
                                                                            =============          =============

                              CD WAREHOUSE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)

Supplemental Cash Flow Information:

     For the nine months ending September 30, 1999 and 2000, the Company had the following noncash investing and financing activities:

     In February, 1999 the Company acquired the assets of Music Trader, Inc. for cash of $3,000,000 and 84,745 shares of the Company's common stock valued at $11.80 per share. The non-cash portion of this transaction is as follows:

          Costs in excess of net assets acquired, net         $     966,880
          Prepaid expenses and other                                  9,780
          Inventory                                               2,837,312
          Furniture, fixtures and equipment                         160,000
          Other assets                                               26,028
                                                              -------------
                                                                  4,000,000

          Less cash paid                                         (3,000,000)
                                                              -------------
                                                              $   1,000,000
                                                              =============

         In March, 2000 the Company acquired the assets of four retail stores for cash of $396,164 and notes payable of $616,750. The non-cash portion of this transaction is as follows:

          Costs in excess of net assets acquired, net         $     776,233
          Inventory                                                 127,100
          Furniture, fixtures and equipment                          95,600
          Other assets                                               13,981
                                                              -------------
                                                                  1,012,914

          Less cash paid                                           (396,164)
                                                              -------------
                                                              $     616,750
                                                              =============

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements as of December 31, 1999 and September 30, 2000 and for the nine months ended September 30, 1999 and 2000, include the accounts of CD Warehouse, Inc. (the "Company"), its wholly owned subsidiaries, Compact Discs Management, Inc. ("CDM") and CD Warehouse Finance Company ("CDF"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB.

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

      The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the closing date. The cash portion of the acquisition was financed through proceeds from operating cash flows. Following are the Company's unaudited pro forma results for the nine months ended September 30, 1999 assuming the acquisition occurred on January 1, 1999 (in thousands, except for per share data):

                                                    1999
                                                -------------

     Total revenues                             $  23,308,705
     Net loss                                   $    (428,608)
     Net loss per share-basic and diluted       $        (.12)
     Weighted average diluted common shares         3,652,877

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including amortization of goodwill as a result of the acquisition, and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1999, or of future results of operations.

NOTE 3.   IMPAIRMENT OF CERTAIN ASSETS

     During the third quarter of 2000, the Company recognized a provision for impairment of certain assets of $6,033,885.

     The Company identified several under-performing Company retail stores whose operating results indicated that certain assets of these Company retail stores might be impaired. As a result of analysis performed, the Company determined that thirty-five Company retail stores were partially impaired and, as a result, recorded a $1,760,748 impairment loss related to goodwill and leasehold improvements. Four of these thirty-five Company retail stores have been closed as of September 30, 2000. Management's current estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of September 30, 2000 are expected to be recovered. However, future changes in the estimate of undiscounted cash flows may result in further impairment and the need to write down one or more of the identified assets to fair value. The Company will continue monitoring the operating results of Company retail stores during the fourth quarter of 2000 and may undertake plans to close or sell any under-performing stores in 2001.

     The Company ceased operating its E-commerce site, cdwarehouse.com, which sold new and used CDs on the web. Based on management's analysis of the current market, it was very unlikely that sale volume would cover current operating costs. As a result of discontinuing E-commerce operations, the Company recorded an impairment of all assets associated with E-commerce of $1,697,758 in the third quarter of 2000.

     In June 1998, the Company acquired the franchise rights for 134 franchisees of Disc Go Round, a competing retailer of new and pre-owned compact discs. The acquisition was accounted for under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $6,830,992. The Company analyzed its original evaluation of this acquisition and, based on the subsequent decline in number of stores operating as Disc Go Round, either by conversion to CD Warehouse or closures, determined an impairment of approximately 45% of the remaining intangibles related to the acquisition, or $2,575,379, as of September 30, 2000.

NOTE 4.   EARNINGS PER SHARE

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

                                                         Three Months             Nine months
                                                    Ended September 30,        Ended September 30,
                                                 -----------------------     ---------------------
                                                    1999        2000           1999           2000
                                                  -------      -----         -------         -----
Revenues:
  Retail store sales                                85.8%       83.8%          85.0%          84.8%
  Wholesale merchandise sales                        1.7        3.1             1.6            2.8
  Software income, net                                .2         .2              .3             .1
  Royalty income                                    11.7       11.9            12.6           11.7
  Franchise and development fees                      .6        1.0              .5             .6
                                                 -------     ------          ------         ------
                                                   100.0%     100.0%          100.0%         100.0%
                                                 =======     ======          ======         ======

Operating costs and expenses:
  Cost of sales-retail stores sales (1)             60.3%      59.9%           58.7%          61.1%
  Cost of sales-wholesale merchandise sales (2)     85.5      125.6            67.0           94.4
  Retail store operating expenses (1)               41.9       37.4            38.0           35.8
  General and administrative                        13.7       15.5            15.2           13.4
  Depreciation and amortization                      4.7        6.6             4.8            6.3
  Provision for impairment                            --       80.8              --           25.3

Operating loss                                      (7.6)     (88.4)           (3.3)         (29.8)

Interest and other expense, net                      (.8)      (1.8)            (.4)          (1.4)

Net loss                                            (5.3)%    (91.9)%          (2.3)%        (31.3)%

(1)  As percentage of retail store sales.
(2)  As percentage of wholesale merchandise sales.

                                                                 Three Months                              Nine months
                                                            Ended September  30,                    Ended September 30,
                                                      -----------------------------         ----------------------------
                                                          1999              2000                1999              2000
                                                      --------------   ------------         --------------   -----------
Sales Data:
System wide sales:
   CD Warehouse                                        $20,567,700      $21,995,303          $56,247,335     $67,758,682
   Disc Go Round                                         6,299,566        2,501,812           21,624,817      10,077,209
                                                       -----------      -----------          -----------     -----------
                                                       $26,867,266      $24,497,115          $77,872,152     $77,835,891
                                                       ===========      ===========          ===========     ===========

Percentage increase (decrease):
   CD Warehouse                                            50%               7%                  48%             20%
   Disc Go Round                                          (23)%            (60)%                  *             (53)%

Average monthly sales per store:
   CD Warehouse                                        $    30,518      $    27,951          $    30,111     $    28,994
                                                       ===========      ===========          ============    ===========
   Disc Go Round                                       $    23,370      $    23,063          $    22,271     $    22,245
                                                       ===========      ===========          ============    ===========

Change in comparable retail store sales (1)
   CD Warehouse                                             8%              (6)%                 13%              -%
   Disc Go Round                                            6%              (5)%                  *              (1)%

* Since Disc Go Round Stores were acquired in June 1998, percentage increase for Disc Go Round stores, showing changes from the comparable period in the prior year, cannot be computed for the nine months ended September 30, 1999.
(1) Represents percentage increase only for stores open in both periods reported.

       The following table sets forth the number of stores opened and closed throughout the CD Warehouse System for the nine months ended September 30, 2000.

                                          December 31,                                                September 30,
                                             1999           Open          Close         Transfer           2000
                                        ---------------  ------------  ------------  ------------  ---------------
      Franchise Stores
        Domestic - CD Warehouse                174             19           (12)           4               185
        Domestic - Disc Go Round                73              -           (20)          (6)               47
                                             -----           ----         -----         ----              ----
                                               247             19           (32)          (2)              232

        International - CD Warehouse            11             --            (1)           3                13
        International - Disc Go Round            6              -            (1)          (3)                2
                                             -----           ----         -----         ----              ----
                                                17             --            (2)          --                15

      Company-owned Stores
        Domestic - CD Warehouse                 75              4            (8)           2                73
        Domestic - Disc Go Round                --             --            --           --                --
                                             -----           ----         -----         ----              ----
                                                75              4            (8)           2                73
                                             -----           ----         -----         ----              ----

                   Total                       339             23           (42)          --               320
                                             =====           ====         =====         ====              ====

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999 (all numbers rounded to the nearest thousand)

     Revenues

     Retail store sales decreased $715,000 to $6,264,000 for the three months ended September 30, 2000, compared to $6,979,000 for the three months ended September 30, 1999. The decrease in retail store sales was the result of having 73 company stores in operation during the three months ended September 30, 2000, compared to 76 company stores during the comparable period in 1999. Same store sales for company retail stores also declined 8% for the three months ended September 30, 2000 compared to the comparable period in 1999.

     Wholesale merchandise sales increased 65% to $233,000 for the three months ended September 30, 2000, compared to $141,000 for the same period in 1999. The increase relates to sale of overstock product to the franchise system with a marginal markup. The Company also sold excess accessories to an outside customer for $50,000 during the three months ended September 30, 2000.

     Royalty income decreased $64,000 to $885,000 for the three months ended September 30, 2000, compared to $949,000 for the same period in 1999. The decline was due to a decrease of 13 franchised stores operating during the three months ended September 30, 2000, compared to the same period in 1999. Same store sales for franchised stores also declined 4% during this period.

     Costs and Expenses

     Cost of sales for retail store sales decreased $455,000 for the three months ended September 30, 2000, compared to the same period in 1999. The 11% decrease is consistent with the decrease in retail store sales discussed above. Cost of sales as a percentage of sales remained constant at 60%.

     Cost of sales for wholesale merchandise increased $172,000 to $293,000 for the three months ended September 30, 2000, compared to $121,000 in 1999. The increase in cost of sales is due primarily to write-off of obsolete accessories of approximately $90,000. The remainder of the increase is consistent with the increase in wholesale merchandise sales discussed above. Excluding the write-off, cost of sales was 87% for the three months ended September 30, 2000, compared to 86% for the same period in 1999. The increased cost of sales relates to the Company's reduction of its markup on supplies and accessories offered to the system and reduction in equipment sales.

     Retail store operating expenses decreased $579,000 to $2,342,000 for the three months ended September 30, 2000, compared to $2,921,000 for the three months ended September 30, 1999. Retail store operating expense was 37% of retail store revenue for the three months ended September 30, 2000, compared to 42% of retail store revenue for the same period in 1999. The 5% decrease was due to the cost saving measures implemented during 2000, primarily in payroll and advertising.

     General and administrative expenses increased by $41,000 to $1,155,000 for the three months ended September 30, 2000, compared to $1,114,000 for the three months ended September 30, 1999. This increase can be primarily attributed to increase in reserve for bad debts.

     Depreciation and Amortization

     Depreciation and amortization increased $108,000 to $496,000 for the three months ended September 30, 2000, compared to $388,000 for the same period in 1999. The increase was attributable to the addition of company-owned stores, costs associated with the Company's E-commerce operations and the amortization of goodwill associated with various acquisitions effected during 1999 and 2000.

     Impairment of Assets

     The Company recorded impairment of certain assets of $6,034,000 during the three months ended September 30, 2000. The impaired assets included assets of under-performing company retail stores of $1,761,000, goodwill of $2,575,000 associated with the Disc Go Round acquisition and assets of $1,698,000 associated with the Company's E-commerce website. See Note 3 to the Condensed Consolidated Financial Statements (unaudited), included elsewhere in this Report. No impairment of assets was recognized for the three months ended September 30, 1999.

     Net Loss

     The Company experienced a net loss of $6,865,000 for the three months ended September 30, 2000, compared to a net loss of $431,000 during the same period in 1999. The increase in net loss was due primarily to the impairment of certain assets of $6,034,000, discussed above. The Company also recorded a provision for income taxes of $129,000 during the three months ended September 30, 2000 to eliminate tax credits previously recorded in 2000, compared to a credit for income taxes of $258,000 recorded for the three months ended September 30, 1999.

Nine months ended September 30, 2000 compared to Nine months ended September 30, 1999 (all numbers rounded to the nearest thousand)

     Revenues

     Retail store sales increased $1,343,000 to $20,257,000 for the nine months ended September 30, 2000, compared to $18,914,000 for the nine months ended September 30, 1999. The 7% increase in retail store sales was the result of having the 16 Music Trader stores in operation for the nine months ended September 30, 2000 compared to only 7 months in 1999 (Music Trader stores were acquired in February, 1999). The increase in retail store sales attributable to the inclusion of the Music Trader stores was reduced by the net decrease of 3 company retail stores.

     Wholesale merchandise sales increased to $665,000 for the nine months ended September 30, 2000, compared to $365,000 for the same period in 1999. The increase was attributable primarily to sale of overstock product to the franchise system with a marginal markup. The Company also sold excess accessories to an outside customer for $50,000 during the nine months ended September 30, 2000.

     Royalty income remained fairly constant at $2,782,000 for the nine months ended September 30, 2000, compared to $2,811,000 for the same period in 1999. Although the number of franchise stores decreased by 13, same store sales for franchised stores increased 2% during this period.

     Costs and Expenses

     Cost of sales for retail store sales increased $1,274,000 for the nine months ended September 30, 2000, compared to the same period in 1999. A portion of this 11% increase was offset by the increase in retail store revenue discussed above. However, cost of sales as a percentage of sales was 61% of sales for the nine months ended September 30, 2000, compared to 59% for the nine months ended September 30, 1999. The increase of cost of sales can be attributed to two factors: 1) increased competition, which caused the stores to buy used product at a higher cost, and 2) increased percentage of sales being new product, which carries a higher cost than used product.

     Cost of sales for wholesale merchandise increased $382,000 to $627,000 for the nine months ended September 30, 2000, compared to $245,000 in 1999. The increase in cost of sales was due to write-off of obsolete accessories of approximately $90,000 and reduced markup on supplies and accessories offered to the system. Excluding the write-off, cost of sales was 81% for the nine months ended September 30, 2000 compared to 67% for the same period in 1999.

     Retail store operating expenses increased $67,000 to $7,255,000 for the nine months ended September 30, 2000, compared to $7,188,000 for the nine months ended September 30, 1999. The increase was due to the increase of retail store sales discussed above. Retail store operating expense was 36% of retail store revenue for the nine months ended September 30, 2000, compared to 38% of retail store revenue for the same period in 1999. The decrease in retail store operating expense as a percentage of retail store revenue was attributable to cost saving measures implemented during the nine months ended September 30, 2000.

     General and administrative expenses decreased by $186,000 to $3,201,000 for the nine months ended September 30, 2000, compared to $3,387,000 for the nine months ended September 30, 1999. This decrease can be attributed primarily to reduction in legal fees and travel expenses offset by increase in reserve for bad debts. The nine months ended September 30, 1999 also included the one-time application fee for listing on Nasdaq National Market System.

     Depreciation and Amortization

     Depreciation and amortization increased $448,00 to $1,510,000 for the nine months ended September 30, 2000, compared to $1,062,000 for the same period in 1999. The increase was attributable to the addition of company-owned stores, costs associated with the Company's E-commerce operations and the amortization of goodwill associated with various acquisitions effected during 1999 and 2000.

     Impairment of Assets

     The Company recorded impairment of certain assets of $6,034,000 during the nine months ended September 30, 2000. The impaired assets included assets of under-performing company retail stores of $1,761,000, goodwill of $2,575,000 associated with the Disc Go Round acquisition and assets of $1,698,000 associated with the Company's E-commerce website. See Note 3 to the Condensed Consolidated Financial Statements (unaudited), included elsewhere in this Report. No impairment of assets was recognized for the nine months ended September 30, 1999.

     Net Loss

     The Company experienced a net loss of $7,465,000 for the nine months ended September 30, 2000, compared to a net loss of $506,000 during the same period in 1999. The increase in net loss was due primarily to the impairment of certain assets of $6,034,000, as well as an increase in other expense of $260,000 relating to interest expense. The increase in net loss for the comparable nine month periods was also affected by the fact that the net loss for the 1999 period reflected a tax credit of $304,000.

Liquidity and Capital Resources

     At September 30, 2000, the Company had working capital of $8,622,000 and cash and cash equivalents aggregating $895,000, compared to working capital of $9,492,000 and cash and cash equivalents of $1,070,000 at December 31, 1999. The decrease of $175,000 in cash and cash equivalents reflects net cash used in investing activities of $59,000, as well as net cash used by financing activities of $138,000, partially offset by net cash provided by operating activities of $22,000. The net cash provided by operations for the nine months ended September 30, 2000 relates to the net loss of $7,465,000 offset by depreciation and amortization of $1,510,000 and impairment of assets of $6,034,000. During this period, the Company also reduced accounts receivable by $344,000, inventory by $279,000 and refundable income taxes by $654,000, which increased cash by $1,277,000. This increase was reduced by a decrease of accounts payable of $1,095,000 and an increase in prepaid expense of $197,000. The net cash used by operations for the nine months ended September 30, 1999 relates principally to an increase in inventory of $1,744,000, resulting from both an increase in company stores as well as continued planned growth of per store inventory quantities. This increase was offset by an increase in accounts payable of $1,666,000 consisting primarily of amounts due to E-commerce related vendors.

     Net cash used for investing activities was $59,000 for the nine months ended September 30, 2000, compared to $6,864,000 for the same period in 1999. Cash used for investing activities during the nine months ended September 30, 2000 related to the acquisition of four stores, which was offset by the sale of five stores and the purchase of furniture, fixtures and equipment of $286,000. The significant uses of cash for investing activities in 1999 related to the acquisition of Music Trader, Inc. in February 1999, development costs relating to E-commerce, and continued company store growth.

     Net cash used by financing activities was $138,000 for the nine months ended September 30, 2000, compared to net cash provided from financing activities of $3,277,000 for the same period in 1999. Cash used by financing activities in 2000 related to note payments of $437,000, offset by an increase in borrowings of $299,000 under the Company's revolving credit facility. The net cash provided from financing in 1999 related to debt used to acquire Music Trader, Inc. and open new company stores, as well as proceeds from the exercise of stock warrants issued in connection with the Company's initial public offering.

     In October 1998, the Company formed a wholly owned subsidiary, CD Warehouse Finance Company, to finance the growth of qualified franchisees. As of September 30, 2000, the financing subsidiary had funded $228,000 for the development or remodel of three new franchised stores. In connection with the Company's new credit facility obtained in December 1999, an affiliate of the Company's asset-based lender is now offering financing to the Company's qualified franchisees, and the Company no longer offers financing services.

     In addition to its working capital at September 30, 2000, the Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. The Facility, obtained in December 1999, replaced the Company's $7,000,0000 credit facility with Bank One Oklahoma, N.A. Proceeds of the Facility were used to repay existing indebtedness, including $3.5 million to retire the Company's existing credit facility. As of September 30, 2000, the Company had $4,775,000 outstanding under the Facility. The term of the Facility expires in December 2002, at which time the principal and unpaid interest are due. Amounts borrowed under the Facility bear a variable rate of interest equal to an index rate (of thirty-day commercial paper) plus 2.75%. Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of September 30, 2000 were approximately $306,000. All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

     As a result of settling various legal proceedings in the first quarter of 2000, the Company acquired four franchised stores and was obligated to make payments totaling approximately $613,000 over the next twelve months. The Company anticipates that it will be able to make the scheduled payments from working capital and/or borrowings from the Facility. As of September 30, 2000, the balance of these obligations was $180,000.

     The Company implemented certain cost saving measures during 2000 and recorded impairment charges of $6,034,000 relating to underperforming stores, the Company's E-commerce efforts and its previous acquisition of Disc Go Round. However, some company retail stores are still under-performing, which caused the fixed coverage ratio to fall below the requirement imposed by the Facility. The Lender waived this covenant until the end of 2000, when it is expected that fourth quarter results should enable the Company to be in compliance with such covenant. The Company is reviewing all under-performing stores and will implement a plan to improve, sell or close these stores during 2001. It is the Company's opinion that the current working capital at September 30, 2000, combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit
             Number                      Exhibit
          -----------         ----------------------------------------------

              27.1*           Financial Data Schedule

          *  Filed electronically herewith

     (b)  Reports on Form 8-K

          On October 4, 2000, the Company filed a Form 8-K dated August 25, 2000, reporting various changes in management and directors. The Form 8-K also noted the move, effective September 12, 2000, of the Company's common stock from the Nasdaq National Market System to the Nasdaq SmallCap Market, as well as the issuance of various press releases announcing the following:

          -- a restructuring of the royalty rate each of the Company's franchisees pays to the Company;
          -- the dismissal of litigation commenced by the Company on September
             8, 2000 against five of its franchisees; and -- the cessation of operations of the Company's E-commerce website.

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

                                          CD WAREHOUSE, INC.,
                                          a Delaware corporation


Date: November 13, 2000                   /s/ Christopher M. Salyer
                                          -------------------------------------
                                          Christopher M. Salyer
                                          Chairman of the Board of Directors;
                                          President and Chief Executive Officer


Date: November 13, 2000                   /s/ Doyle E. Motley
                                          -------------------------------------
                                          Senior Vice-President and Chief
                                          Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                       Name of Exhibit                       Page
------                       ---------------                       ----

*27.1          Financial Data Schedule                              18