Form 10KSB40
period 2000-12-31
CD WAREHOUSE INC
filed 2001-03-14
CIK 1025822

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

       For the transition period from ____________________ to ________________

For the Fiscal Year Ended December 31, 2000    Commission File Number 000-21887

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

Registrant's revenues for its most recent fiscal year were $31,485,239.

As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $2,051,295.

As of March 1, 2001, there were 3,660,295 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                ---       ---

DOCUMENTS INCORPORATED BY REFERENCE: Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 9 through 12, of this Form 10-KSB.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

 Item    PART I                                                                                     Page
 1.      Description of Business                                                                      1

 2.      Description of Property                                                                      9

 3.      Legal Proceedings                                                                           10

 4.      Submission of Matters to a Vote of Security Holders                                         10


         PART II

 5.      Market for Common Equity and Related Stockholder Matters                                    10

 6.      Management's Discussion and Analysis or Plan of Operation                                   11

 7.      Financial Statements                                                                        15

 8.      Changes In and  Disagreements  With  Accountants  on  Accounting  and  Financial            15
         Disclosure


         PART III

 9.      Directors,  Executive Officers,  Promoters and Control Persons;  Compliance With            15
         Section 16(a) of the Exchange Act

 10      Executive Compensation                                                                      15

 11      Security Ownership of Certain Beneficial Owners and Management                              15

 12      Certain Relationships and Related Transactions                                              15

 13      Exhibits and Reports on Form 8-K                                                            16

 Signatures                                                                                          18

 Financial Information                                                                       Appendix A

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability or inability to improve operations and continue profitability on an annualized basis and continue its operations, (ii) anticipated financial performance, (iii) ability to establish itself as a recognized industry leader in the domestic by-sell-trade retail entertainment market place, (iv) ability to open 20 to 25 new franchise stores during 2001,
(v) ability to comply with the Company's general working requirements, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) ability to continue with the expansion strategy of the Company,
(viii) consumer willingness to purchase used CDs and DVDs, (ix) overall consumer interest in DVDs, (x) the Point of Sale software system in development and its effect on transfer of information between franchisees and the Company, (xi) ability to release the new software by the second quarter of 2001, (xii) ability to connect all stores (Company and franchised) with the new software technology by 2002, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) management retention and development, (vi) the requirement to use internally generated funds for purposes not presently anticipated, (vii) inability to become profitable or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt, (viii) inability to develop the Point of Sale software and acceptance of the new software by the franchisees and (ix) the outcome of litigation now in progress. The Company undertakes no obligations to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1.  Description of Business.

General

         CD Warehouse, Inc. (together with its wholly owned subsidiaries, the "Company") is engaged in the franchising and ownership of music stores offering new and pre-owned compact discs ("CDs"), digital versatile discs ("DVDs") and related products under two similar but distinct franchise systems, "CD Warehouse" and "Disc Go Round." The term "CD Warehouse System" encompasses the two franchise systems and their respective stores, which variously operate under the trade names "CD Warehouse," "Disc Go Round", "CD Exchange" and "Music Trader." Since 1997, the Company has engaged in a program of expansion in the retail music industry. This expansion has been accomplished primarily through the sale of new franchises and the acquisition and conversion of independently owned retail music stores to company-owned stores, as well as the acquisition by the Company of existing franchised stores. During 2000 new store growth was achieved mainly through the opening of franchised and company-owned stores. At December 31, 2000, the CD Warehouse System had an aggregate 309 stores in 37 states and the District of Columbia, Canada, England, France, Guatemala and Venezuela, with 202 franchised stores and 64 company-owned stores operating under the CD Warehouse concept (utilizing either the CD Warehouse, CD Exchange, Disc Go Round or Music Trader trade name) and 43 franchised stores operating under the Disc Go Round concept (utilizing either the Disc Go Round or CD Exchange trade name). The term "CD Warehouse" encompasses the CD Warehouse, CD Exchange and Music Trader stores operating within the CD Warehouse franchise system, and the term "Disc Go Round" encompasses the Disc Go Round and CD Exchange stores operating within the Disc Go Round franchise system.

         CD Warehouse and Disc Go Round stores sell their products to the general public in the market area where the respective store is located. A typical store, located in a high traffic strip shopping center, will occupy between 1,200 and 2,500 square feet and offer between 10,000 and 16,000 selections, with approximately 52% of the dollar sales volume being pre-owned selections and the balance being new releases from the major music categories. At each CD Warehouse and Disc Go Round store, a customer selects from a number of new and pre-owned CDs and may listen to pre-owned CDs before purchase. CD Warehouse and Disc Go Round stores sell CDs, take customers' CDs in trade or buy customers' CDs for cash. Typically, each store carries the majority of the Billboard Top 100 selections as "new" inventory, filling out its inventory selection with pre-owned CDs which are purchased for $1 to $5 and remarketed for $6 to $9. Additionally, most stores are engaged in the buying, selling and trading of DVDs. These units are typically purchased from customers for $3 to $10, and remarketed for $7.99 to $14.99.

         During the year ended December 31, 2000, the Company had total revenues of approximately $31,485,000 and net loss of approximately $8,671,000. The Company's expansion strategy for 2001 is to open 20 to 25 franchised stores.

History

         The Company was formed in September 1996 to acquire the assets of Compact Discs International, Ltd. ("CDIL"), a Texas limited partnership which franchised stores throughout the United States and England under the name "CD Warehouse." See Item 12-Certain Relationships and Related Transactions. In a related transaction (the "MacDonald Acquisition"), which also occurred simultaneously with the closing of the Company's Initial Public Offering, the Company acquired the equity interests of Bruce D. MacDonald (together with his affiliates, "MacDonald") in various partnerships or other entities which were franchisees of an aggregate 36 franchised CD Warehouse stores. See Item 12-Certain Relationships and Related Transactions. As a result of the CDIL Acquisition and the MacDonald Acquisition, the Company acquired the rights to the CD Warehouse name, assumed CDIL's role as franchisor under the franchise agreements to which CDIL was a party and acquired interests in the CD Warehouse stores in which MacDonald had an interest.

Recent Events

         On May 31, 2000, the Asset Purchase Agreement between Compact Discs Management, Inc., a wholly owned subsidiary of Registrant, Music Trader, Inc., Jeffrey D. Clark and Debbi McGill-Clark, dated February 22, 1999, was amended pursuant to the First Amendment to the Asset Purchase Agreement as set forth in
Exhibit 99.1. On February 24, 1999, the Registrant filed a Form 8-K reporting the consummation of the Asset Purchase Agreement between the parties.

         On September 22, 2000, the Company issued two press releases announcing, respectively, (i) a restructuring of the royalty rate each of its franchisees pay to the Company, and (ii) the dismissal of litigation commenced by the Company on September 8, 2000 against five of its franchisees. The announced changes in the royalty calculation became effective October 1, 2000. Currently, most franchisees pay a royalty rate equal to 5% of total gross sales. This calculation is made based on sales of all merchandise sold within the store, including pre-owned CDs, new CDs, and related accessories. Effective October 1, 2000, most franchisees will pay a lower royalty rate of 4% for the sale of new CDs. The royalty rate for all other products and services sold will remain at current levels.

         On September 30, 2000, the Company halted operations of its e-commerce website, cdwarehouse.com. A non-recurring charge of $1.7 million was taken against earnings in the third quarter of the year to write off the net capitalized costs of the website operations.

Business Strategy

         The Company's business strategy of offering a mix of both new and pre-owned CDs is based on its experience that there is a growing consumer willingness to purchase pre-owned music and video entertainment on the 5 1/4" disc format, which is providing an expanding market niche in the retail entertainment industry for CD and DVD resellers. The Company's business strategy is to establish itself as one recognized industry leader in the domestic buy-sell-trade retail entertainment marketplace by pursuing a three-fold approach: (1) offering quality, pre-owned discs at exceptional value; (2) offering to accept as a trade, or buy for cash, selected discs from customers; and (3) selling new releases at competitive prices.

         According to the Recording Industry Association of America (the "RIAA"), annual CD sales in the United States for 2000 were $14.3 billion which represented a 2.1% decrease from 1999 domestic CD sales of $14.6 billion. The lack of any audible difference between new and pre-owned CDs, durability of the medium, cost savings and the accumulating stock of available CDs for resale, has allowed for rapid market growth in the pre-owned CD market. Because the CD is encased in plastic and read by a laser, the playing of CDs, and even the occasional careless handling of CDs, rarely cause damage that will impair performance or result in any degradation of sound quality. In the absence of pronounced abuse, CDs may reasonably be expected to last for decades. Such durability, coupled with the standard error-correction circuitry in CD players, means that pre-owned CDs are essentially indistinguishable from new CDs in terms of audible performance. By offering quality pre-owned CDs at substantial savings and responding to consumers' desire to recycle merchandise they no longer want or use but which has intrinsic value, the CD Warehouse remarketing concept emphasizes consumer value.

         DVD (Digital Versatile Disc) players have shown the fastest acceptance of any consumer electronic device ever introduced. We believe the increased acceptance of DVDs will help grow the market for filmed entertainment products. This new storage medium is capable of storing substantially more data than VHS, allows for easier searching and frequently has better audio and video quality. DVD players may be purchased as a component in a home entertainment system or integrated into a computer system as a DVD-ROM drive. Although DVD-ROM drives are primarily for computer software storage and playback, they also may be used to view filmed entertainment on a computer screen.

         Paul Kagan Associates estimates that the installed base of DVD players in U.S. households will increase from 1.1 million in 1998 to 18.4 million in 2003, representing a compound annual growth rate of 75.7%. Paul Kagan Associates estimates that retail sales of DVDs in the United States will increase from approximately 14.3 million discs in 1998 to approximately 228.4 million discs in 2003, representing a compound annual growth rate of 74.0%. Additionally, Veronis, Suhler & Associates estimate that annual U.S. revenue from retail sales of DVDs was approximately $311 million in 1998, and is expected to increase to approximately $4.6 billion in 2003, representing a compound annual growth rate of 71.4%.

         Management believes that, in addition to the Company, Hastings Entertainment, Inc. and Wherehouse Entertainment, Inc. are the only national chains selling pre-owned CDs on any significant scale. The Company's expansion strategy for 2001 is to open 20 to 25 franchised stores. To accomplish this objective, the Company employs a business strategy that includes the following elements:

         Inventory Management System. The Company considers its inventory management system, which is a software program proprietary to the CD Warehouse concept, to be essential to the success of its business strategy. The program, which has a database in excess of 300,000 titles and includes catalogs from all the major record labels, assists each store in selectively procuring pre-owned CDs by supplying buying directions for every CD offered. The ability to access this data instantly gives store operators the capability to make an informed decision on every CD presented by a customer for purchase or trade, by reviewing the title's historic sales data, as well as the recommended purchase price that the CD has been assigned by the Company. By scanning each CD (utilizing bar coding capability), the program also includes point-of-sale recording of all transactions, including customer profiles with which mailing lists may be created. Additionally, as each transaction is entered, the program provides for the printing of customer receipts which concurrently compiles inventory by title, including respective costs, selling price and gross profit results. Accordingly, the program can generate reports of comprehensive data for any selected period or any facet of store operations, including sales by title, sales by dollar volume, inventory by title, individual transaction summaries, acquisitions for any period, system adjustments, cash register reconciliation and virtually any other pertinent financial information. Disc Go Round stores utilize an inventory and point-of-sale software that offers comparable management reporting capability but lacks the ranking by levels of the CD Warehouse database.

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

         The Company is in the process of customizing an existing Point of Sale software system for use in its franchised and company-owned locations. The system utilizes updated technologies to allow the Company and its franchisees to access sales and inventory data. The Company expects this software to be available for release during the second quarter of 2001, and believes that all stores will convert to the updated software before November 1, 2002.

         Targeted Expansion. The Company believes that its existing core and developing markets offer significant growth opportunity for franchised store development. The Company concentrates its expansion of stores in markets where it can cluster stores, thereby expanding consumer awareness and creating significant operating, distribution and advertising efficiencies. To increase its penetration of core markets, the Company historically has co-developed markets with franchisees, divided markets among franchisees or divided markets among the Company and franchisees, "clustering" both company-owned and franchised stores through the use of area development agreements and its site selection approval process. For 2001, the Company has determined to focus its efforts on market expansion through increased franchised store development, rather than company-store development.

Store Locations

         The table below shows the location, as of December 31, 2000 of all CD Warehouse and Disc Go Round stores (which also includes, for each franchise system, stores operating under the trade name "CD Exchange" or "Music Trader") in the United States, Canada, England, France, Guatemala and Venezuela:



DOMESTIC
--------

ALABAMA                    COLORADO                    Duluth++
Birmingham++               Arvada+                     Marietta (2)++
Daphne++                   Colorado Springs++          Martinez++
Homewood++                 Grand Rapids++              Morrow++
Huntsville (2)++           Littelton+                  Stockbridge++
Mobile (2)++
                           FLORIDA                     IDAHO
ARIZONA                    Davie++                     Idaho Falls++
Tempe++                    Deland*
                           Fern Park*                  ILLINOIS
ARKANSAS                   Ft. Lauderdale (2)++        Carbondale++
Fayetteville++             Ft. Myers++                 Moline+
Fort Smith++               Gainesville++
Little Rock *              Jacksonville (2)*           INDIANA
North Little Rock*         Lake Park++                 Avon++
                           Melbourne*                  Indianapolis (4)++
CALIFORNIA                 Naples++
Chula Vista*               Neptune Beach*              IOWA
El Cajon*                  Orange Park*                Ames+
Escondido*                 Orlando (2)*                Cedar Rapids++
Huntington Beach+          Port Charlotte++            Cedar Rapids+
Irvine++                   Sanford*                    Clive+
Oceanside*                 Springhill++                Davenport++
Palm Desert+               Tallahassee (3)++           Davenport+
Poway*                     Venice++                    Des Moines (2)++
San Diego (6)*                                         Des Moines+
San Jose++                 GEORGIA                     Ft. Dodge++
San Marcos*                Atlanta (2) ++              Iowa City++
Santee*                    Atlanta+                    Sioux City++
                           Buford++                    Waterloo++
                                                       Waterloo+

KANSAS                     MONTANA                     Oklahoma City (3)*
Overland Park*             Bozeman++                   Shawnee++
Shawnee*                   Great Falls++               Stillwater*
Wichita++                                              Tulsa*
Olathe*                    NEBRASKA                    Tulsa++
                           Lincoln*
KENTUCKY                   Omaha*                      PENNSYLVANIA
Lexington++                                            Easton+
Louisville (2)++           NEVADA                      Erie++
Paducah++                  Las Vegas*                  Fairless Hills++
                                                       Greensburg++
LOUISIANA                  NEW JERSEY                  Harrisburg++
Baton Rouge*               Belleville++                Lancaster++
Baton Rouge++              Laurel Springs++            Mechanicsburg++
Gretna++                   Northfield++                Monroeville++
Lafayette*                                             N. Fayette++
Metarie*                   NEW YORK                    Pittsburgh (2)++
New Orleans++              Endicott+                   Pittsburgh+
                           Franklin Square++           State College++
MARYLAND                   Guilderland+                West Mifflin++
Elkridge++                 Rockville Centre++
Glen Burnie++              Wantagh++                   SOUTH CAROLINA
Laurel++                                               Columbia+
                           NORTH CAROLINA              Greenville (2)++
MICHIGAN                   Cary+
East Lansing++             Charlotte (3)++             SOUTH DAKOTA
Grand Rapids (2)++         Durham+                     Sioux Falls+
Kalamazoo++                Fayettville++
                           Goldsboro++                 TENNESSEE
MINNESOTA                  Raleigh+                    Antioch++
Bemidji+                   Wilson++                    Bartlett+
Blaine++                                               Bellevue++
Brooklyn Center++          NORTH DAKOTA                Clarksville++
Burnsville++               Fargo++                     Franklin++
Duluth+                                                Jackson++
Edina++                    OHIO                        Madison++
Maple Grove+               Beavercreek+                Memphis*
Maplewood++                Boardman++                  Murfreesboro++
Minneapolis (2)++          Canton++                    Nashville++
Minnetonka++               Centerville+                Springfield++
Roseville++                Cleveland Heights++
St. Cloud++                Columbus (4)++              TEXAS
                           Fairlawn++                  Abilene*
MISSOURI                   Hillard++                   Addison*
Arnold++                   Holland++                   Arlington (3)++
Ballwin++                  Mayfield Heights++          Austin (3)++
Cape Girardeau++           Mentor++                    Carrollton*
Gladstone*                 Miamisburg++                College Station+
Independence*              Niles++                     Corpus Christi++
Kansas City*               Parma Heights++             Dallas (3)++
Lee Summit*                Toledo++                    Denton++
Maryland Heights++                                     Desoto++
O'Fallon++                 OKLAHOMA                    Duncanville++
Springfield++              Edmond*                     El Paso*
St. Louis++                Enid*                       Ft. Worth++
                           Midwest City*               Garland*

TEXAS (con't)              VERMONT              DISTRICT OF COLUMBIA
Grand Prairie++            Burlington+          Washington++
Houston (7)*
Houston+                   VIRGINIA             INTERNATIONAL
Hurst++                    Alexandria++
Irving++                   Fairfax++            CANADA
Lewisville++                                    Halifax/NS+
Longview++                 WASHINGTON           Kingston/ON++
Lubbock++                  Belleville++         Ottawa/ON (2)++
McKinney++                 Bremerton++          Thunder Bay/ON++
Mesquite++                 Kennewick+           Winnipeg/MB (3)++
Midland*                   Linwood+
Nederland++                Seattle++            ENGLAND
North Richland Hills++     Seattle+             Ealing++
Plano*                                          London++
Round Rock++               WISCONSIN            Watford++
San Antonio (7)++          Appleton (2)++
San Marcos++               Appleton+            FRANCE
Sherman++                  Brookfield+          Caen++
Texarkana++                East Milwaukee+
Waco*                      Green Bay+           GUATEMALA
Webster*                   Greenfield+          Guatemala City++
Wichita Falls*             Janesville+
                           Kenosha++            VENEZUELA
UTAH                       Madison (3)+         Caracus++
Provo++                    Madison++
Salt Lake City++           Racine++             -------------------------------
St. George++                                    * Indicates company-owned store.
Taylorsville++                                  ++Indicates CD Warehouse store.
                                                + Indicates Disc Go Round store.

Expansion Strategy

         The first CD Warehouse store opened in Dallas, Texas in August 1992 and, as of December 31, 2000, the CD Warehouse System had an aggregate 309 stores in 37 states and the District of Columbia, Canada, England, France, Guatemala and Venezuela, with 202 franchised stores and 64 company-owned stores operating under the CD Warehouse concept and 43 franchised stores operating under the Disc Go Round concept. Key elements of the Company's expansion strategy include:

         Aggressive, Franchise-Based Growth. Historically, the Company's expansion strategy has been to increase the number of franchised stores by selective utilization of Company-owned stores in a particular market area. Company-owned stores also provide a training ground for Company-owned store and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. However, the cornerstone of the Company's expansion strategy remains the addition of new franchised stores in the system, which enables the Company to expand its system more quickly with no capital investment. For 2001, the Company has determined to focus its efforts on market expansion through increased domestic and international franchised store development, rather than company-store development.

         Name Recognition and New Market Penetration. The Company believes the visibility of its stores at high traffic, Class A, strip shopping centers and highly visible stand-alone locations has generated good name recognition in the areas in which stores currently are located. The Company's expansion strategy involves the building-out of existing markets and the further penetration of developing markets through clustering of franchised stores. This expansion strategy is designed to take advantage of operational and advertising efficiencies through store clustering within television and other advertising markets, thereby increasing market penetration and consumer awareness. In determining which new markets to develop, the Company considers many factors, including the size of the market, demographics, cost of media, population trends, competition and real estate availability and pricing.

Marketing and Advertising

         CD Warehouse Stores. The Company provides new stores with certain pre-opening items and point-of-sale materials. Additional point-of-sales materials are available to all stores at no cost from the record companies. Additionally, the CD Warehouse franchise agreements provide for each store to spend 2.5% of sales specifically on advertising, with each CD franchisee conducting its own marketing and advertising activities independently through newspapers and radio. The Company does not currently engage in co-operative media programs with its franchisees.

         Disc Go Round Stores. Disc Go Round franchisees under existing franchise agreements are required to spend 5% of their gross sales on approved advertising and marketing. Each franchisee conducts its own independent advertising and marketing.

Franchising Program

         General. As of December 31, 2000, there were a total of 189 franchised CD Warehouse stores in 33 states and the District of Columbia, and 13 CD Warehouse stores in Canada, England, France, Guatemala and Venezuela. The Company expects to open 20 to 25 new CD Warehouse franchised stores by the end of 2001. However, there can be no assurance that all of these stores will be opened or that the development schedule set forth in each area development agreement will be achieved. Pursuant to the terms of existing area development agreements, a total of 28 stores are committed to be opened over the next two years.

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

International Franchise Operations

         There are 13 CD Warehouse franchised stores and 1 Disc Go Round franchised store currently operating in Canada, England, France, Guatemala and Venezuela. In January 1997, the Company entered into a master franchise agreement (the "Worldwide Area Development Agreement") with Mark E. Kane, the founder of CDIL. The Worldwide Area Development Agreement provided for a period of ten years for development of franchise operations worldwide, excluding the United States, Canada and Mexico, and included a provision which allowed the Company, at its option, to purchase Mr. Kane's interest in any franchised operations developed pursuant to the Worldwide Area Development Agreement. The development schedule under the agreement required that Mr. Kane open 100 stores over the ten-year period. In June 1998, the Company filed an arbitration claim against Mr. Kane, alleging breach of the Worldwide Area Development Agreement and seeking cancellation of the agreement. Pursuant to a settlement agreement between the parties effective March 15, 1999, the Worldwide Area Development Agreement was terminated, with all development rights under such agreement reverting to the Company.

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

         In December, 2000, the Company closed nine Company stores due to unfavorable profitability factors. A non-recurring charge against earnings of $640,000 was taken in conjunction with the closings.

         The following table sets forth the number of stores opened and closed throughout the CD Warehouse System during fiscal 2000:

                                     December 31,                                               December 31,
                                         1999          Opened         Closed      Transfers         2000
                                    ---------------  ------------  ------------- ------------- ---------------
Franchised Stores
  Domestic-CD Warehouse                  174               24           (14)           5            189
  Domestic-Disc Go Round                  73               --           (24)          (7)            42
                                        ----            -----         -----          ----          ----
                                         247               24           (38)          (2)           231

  International-CD Warehouse              11               --            (1)           3             13
  International-Disc Go Round              6               --            (2)          (3)             1
                                       -----            -----         ------        ----           ----
                                          17               --            (3)          --             14

Company-owned Stores
  Domestic-CD Warehouse                   75                4           (17)           2             64
  Domestic-Disc Go Round                  --               --            --           --             --
                                       ------           -----         -----        -----          -----
                                          75                4           (17)           2             64
                                       ------           -----         -----        -----          -----
         Total                           339               28           (58)          --            309
                                       ======           =====         =====        =====          =====

Governmental Regulation

         The Company is subject to various federal, state and local laws affecting its business. Each of the Company's stores is subject to licensing and regulation by a number of governmental authorities, which include taxing, zoning and building agencies in the state or municipality in which the store is located. Additionally, certain counties and municipalities restrict and/or regulate the sale of certain used goods. Difficulties in obtaining or failures to obtain required licenses or approvals could delay or prevent the opening a new store in a particular area.

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

         According to the RIAA, CD sales in the United States were over $14.3 billion in 2000. The Company has various competitors in the industry that sell new recordings and music related merchandise. These companies vary from those who are specialty music stores in malls (such as Sam Goody and Camelot), those who utilize freestanding buildings (such as Wherehouse Entertainment, Inc. and Hastings Entertainment, Inc.) and those who sell via the Internet (such as Amazon.com). Empirical studies conducted by the Company indicate that companies in mall locations typically charge $16.99 to $19.99 for their front-line CD products. Those in freestanding buildings generally have much larger facilities (between 12,000 to 20,000 square feet). Their selling price for front-line items range between $13.99 and $17.99, with the latest top 20 releases on sale for $12.99 to $14.99 per CD. None of these "superstores" sell pre-owned music except for Wherehouse Entertainment, Inc., Hastings Entertainment, Inc. and certain Musicland-owned stores.

         Other retailers offering music include major national discount stores, including Wal-Mart, K-Mart and Target stores. These national discounters maintain a very small number of new music titles while offering no pre-owned music. Their pricing will typically vary from $11.99 to $14.99 per item in approximately 1,000 square feet of space. In another category are the multi-media electronic stores (such as Best Buy and Circuit City), which have generally utilized approximately 1,000 square feet of space and discount their new releases from $12.99 to $17.99 per item.

         The Company believes that CD Warehouse stores compete favorably with its competition in the new and pre-owned CD market in terms of price, selection, service and location.

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

Employees

         The Company as of February 23, 2001 employs 110 full-time and 195 part-time employees. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

Item 2.  Description of Property.

         The Company's principal executive offices are located at 1204 Sovereign Row, Oklahoma City, OK 73108. The total facility is approximately 26,000 square feet and is held under a 60-month lease with a monthly lease payment of approximately $14,200. The expiration date of the lease is January 31, 2004. Approximately 11,000 square feet is used for administrative purposes and the balance of the space is utilized as a warehouse. The Company's Board of Directors have approved the move of the Company's headquarters to another location in Oklahoma City. The Company will be leasing a building containing approximately 16,988 square feet from Christopher M. Salyer (the Company's President and Chief Executive Officer) and his wife for a term of five years with one five year renewal option. The rental under the lease will be approximately $10.95 per square foot, for a total annual rental of approximately $186,000. The Board of Directors of the Company (with Mr. Salyer abstaining) have approved the lease agreement with Mr. Salyer as fair and reasonable and in the Company's best interest. Although the Company believes that it can cancel or sublet the space covered by the Existing Lease, there are no assurances to that effect. If the Company is unable to cancel or sublet all or substantially all of the space under the Existing Lease, Mr. Salyer has advised the Company that he will adjust the rentals on the new facility during the term of the Existing Lease so the Company will not incur a material increase of rent expense; or, at his option, Mr. Salyer will cancel the new lease.

         The Company leases space for its 64 company-owned retail stores, typically for a fixed monthly rental and operating costs. Aggregate rental expense under these store leases and the Company's executive offices totaled $2,587,601 for 2000. Total rental amounts of $5,688,327 under these noncancelable leases are due as follows: 2001--$2,013,019; 2002--$1,682,809;
2003--$1,319,214; 2004--$555,663; 2005--$82,422 and thereafter--$35,200.

Item 3.  Legal Proceedings.

         On January 26, 2001, the Company was served with a Demand for Arbitration by CD Partners, L.L.C., a franchise of the Company which currently owns eight (8) franchise stores in Iowa and Missouri. The America Arbitration Association (at its Dallas, Texas office) is administering the claim. The demand alleges breaches of contract with respect to certain area development agreements and certain franchise agreements, and also contains allegations of fraudulent misrepresentation and negligent misrepresentation on the part of the Company. The demand seeks recision of all agreements and damages in the amount of $6,900,000, as well as punitive damages and attorney's fees and costs. It is too early in the arbitration proceedings to determine whether the Company has any liability for the relief sought under the demand.

         On January 3, 2001, Zokayi and Nakhjavani, franchisee of the Company, filed a Complaint in the United States District Court for the Central District of California, arguing fraud and breach of contract and seeking $400,000 in damages, as well as a recission of the Franchise Agreement. The Company intends to file a Motion to Compel. It is too early in the proceeding to determine what, if any, liability the Company will have under the claims asserted by Zokayi and Nakhjavani.

         During 2000, the Company was also involved in various proceedings relating to claims arising out of its normal business operations. The Company believes that such litigation, most of which had been settled as of the date of this Report, should not have a material adverse effect on the Company's financial position. See "Item 6. Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for Common Equity

    The Company's Common Stock began trading on the NASDAQ Small Cap Market System on January 22, 1997, under the symbol "CDWI." Effective July 26, 1999, the Company's securities began trading on the NASDAQ National Market System. Due to the Company's inability to maintain the NASDAQ National Market System's minimum market value of public float, the Company's securities began trading again on the NASDAQ Small Cap Market System on September 12, 2000. On March 1, 2001, the Company received written notice from the NASDAQ that due to the Company's Common Stock failure to maintain a bid price of $1.00 for a certain period in time, contrary to the rules of the NASDAQ, the Company's Common Stock will be delisted from the NASDAQ Small Cap Market at the opening of business on March 9, 2001. The Company has appealed the determination by the NASDAQ to delist the Company's Common Stock and requested a hearing as to the determination. The delisting will be stayed pending the decision of the hearing panel of the NASDAQ. The following table sets forth, for the periods indicated, the high and low sale price per share for the Company's Common Stock:

                                                        2000                             1999
                                             ----------------------------    -----------------------------
                                                 High            Low            High              Low
                                             ------------    ------------    ------------    -------------
       First Quarter....................        $3.875          $1.75           $15.25           $9.75
       Second Quarter...................        $2.000          $1.25           $10.50           $7.125
       Third Quarter....................        $2.031          $ .906          $ 9.125          $4.625
       Fourth Quarter...................        $1.031          $ .406          $ 6.6875         $3.25

    At March 1, 2001, there were approximately 65 registered holders of record of the Common Stock.

    The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for the continued expansion of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         See "Disclosures Regarding Forward-looking Statements".

Statements of Operations

    The following table sets forth the Company's results of operations for the year ended December 31, 2000 and 1999. The information should be read in conjunction with the historical Financial Statements included elsewhere in this document.

                                                                           Years Ended December 31,
                                                                            2000              1999
                                                                            ----              ----
                                                                       (in thousands except share data)
       Revenues:
          Retail store sales.......................................     $     26,813  $       26,969
            Wholesale merchandise sales............................              758             832
            Software income, net ..................................               33              71
            Royalty income.........................................            3,703           3,860
            Franchise and development fees ........................              178             180
                                                                        ------------    ------------
                Total revenues.....................................           31,485          31,912

       Operating costs and expenses:
            Cost of sales - retail store sales...................             16,444          16,186
            Cost of sales - wholesale merchandise sales...........               691             678
            Retail store operating expenses........................            9,347          10,029
            General and administrative ............................            4,703           4,997
            Depreciation and amortization..........................            1,824           1,516
            Charge-offs and impairment of long-lived assets........            6,029             180
            Provision for store closures...........................              640              --
                                                                        ------------  --------------
       Total costs and expenses....................................           39,678          33,586
                                                                        ------------  --------------

       Operating loss..............................................           (8,193)         (1,674)

       Other expense, net..........................................             (478)           (151)
                                                                        ------------  --------------
       Loss before income taxes....................................           (8,671)         (1,825)
       Credit for income taxes.....................................               --            (684)
                                                                        ------------  --------------
       Net loss....................................................     $     (8,671) $       (1,141)
                                                                        ============  ==============
       Net loss per share-basic and diluted........................     $      (2.37) $         (.31)
                                                                        ============  ==============
       Shares used in computation-basic and diluted................        3,660,295       3,642,442
                                                                        ============  ==============

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

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income:

                                                                              Years Ended December 31,
                                                                             -------------------------
                                                                               2000            1999
                                                                             --------        ---------
           Revenues:
            Retail store sales.......................................           85.1%           84.5%
              Wholesale merchandise sales............................            2.4%            2.6%
              Software income, net ..................................             .1%             .2%
              Royalty income.........................................           11.8%           12.1%
              Franchise and development fees.........................             .6%             .6%
                                                                             -------         -------
                  Total revenues.....................................          100.0%          100.0%
           Cost and expenses:
              Cost of sales - retail store sales (1)................            61.3%           60.0%
              Cost of sales - wholesale merchandise sales(2).........           91.2%           81.5%
              Retail store operating expenses (1)....................           34.9%           37.2%
              General and administrative.............................           14.9%           15.7%
              Depreciation and amortization..........................            5.8%            4.8%
              Charge-offs and impairment of long-lived assets........           19.1%             .1%
              Provision for store closures...........................            2.0%             --
            Operating loss ..........................................          (26.0)%          (5.2)%
            Net loss.................................................          (27.5)%          (3.6)%

---------------------

(1) As a percentage of retail store sales.
(2) As a percentage of wholesale merchandise sales.


                                                                                        Years Ended December 31,
                                                                                    --------------------------------
Sales Data: (Total Combined Sales of Franchise & Company Retail Stores)                 2000                1999
                                                                                    ------------        ------------
    System wide sales:
       CD Warehouse                                                                 $ 91,378,553        $ 81,062,313
       Disc Go Round                                                                  13,040,419          26,584,796
                                                                                    ------------        ------------
                                                                                    $104,418,972        $107,647,109
                                                                                    ============        ============
    Percentage increase (decrease):
        CD Warehouse                                                                          13%                 48%
        Disc Go Round                                                                       (51)%                 64%

    Change in comparable retail store sales (A):
        CD Warehouse                                                                          .1%                 11%
        Disc Go Round                                                                       (.3)%                 (B)

(A) Represents percentage increase only for stores open in both periods reported.
(B) Since Disc Go Round stores were acquired in June 1998, percentage increase showing changes from the comparable period in the prior year cannot be computed for 1999.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999.

     Revenues

     Retail store sales decreased $156,000 to $26,813,000 for the year ended December 31, 2000, compared to $26,969,000 for the year ended December 31, 1999. The decrease in retail store sales was the result of closing 17 company stores during 2000, nine in the fourth quarter, which resulted in a net decrease of 11 stores from December 31, 1999.

     Wholesale merchandise sales decreased $74,000 to $758,000 for the year ended December 31, 2000, compared to $832,000 for the same period in 1999. The decrease was due to the net decrease of 19 franchise stores and 11 company stores during the year ended December 31, 2000.

     Royalty income decreased $157,000 to $3,703,000 for the year ended December 31, 2000, compared to $3,860,000 for the same period in 1999. The decline in royalty is due to the overall decrease in system-wide sales, net decline of 19 franchise stores and reduction of the royalty rate on sale of new product from 5% to 4% in the fourth quarter of 2000.

     Costs and Expenses

     Cost of sales for retail store sales increased $258,000 for the year ended December 31, 2000, compared to the same period in 1999. Cost of sales as a percentage of sales was 61% of sales for the year ended December 31, 2000, compared to 60% for the year ended December 31, 1999. The increase of cost of sales can be attributed to two factors: 1) increased competition, which caused the stores to buy used product at a higher cost, and 2) increased percentage of sales being new product, which carries a higher cost than used product.

     Cost of sales for wholesale merchandise increased $13,000 to $691,000 for the year ended December 31, 2000, compared to $678,000 in 1999. The increase in cost of sales was due to write-off of obsolete accessories of approximately $90,000. Excluding the write-off, cost of sales was 79% for the year ended December 31, 2000 compared to 82% for the same period in 1999.

     Retail store operating expenses decreased $682,000 to $9,347,000 for the year ended December 31, 2000, compared to $10,029,000 for the year ended December 31, 1999. Retail store operating expense was 35% of retail store revenue for the year ended December 31, 2000, compared to 37% of retail store revenue for the same period in 1999. The decrease in retail store operating expense as a percentage of retail store revenue was attributable to cost saving measures implemented during the last half of 2000 primarily in advertising and payroll.

     General and administrative expenses decreased by $294,000 to $4,703,000 for the year ended December 31, 2000, compared to $4,997,000 for the year ended December 31, 1999. This decrease can be attributed primarily to reduction in legal fees, salaries and travel expenses offset by increase in franchise development expenses, which included $472,000 for new point of sale software licenses and expenses relating to E-commerce prior to discontinuance in October 2000.

     Depreciation and Amortization

     Depreciation and amortization increased $308,000 to $1,824,000 for the year ended December 31, 2000, compared to $1,516,000 for the same period in 1999. The increase was attributable to the addition of company-owned stores, costs associated with the Company's E-commerce operations and the amortization of goodwill associated with various acquisitions effected during 1999 and 2000.

     Charge-offs and Impairment of Long-lived Assets

     The Company recorded charge-offs and impairment of certain assets of $6,029,000 during the year ended December 31, 2000. Such charges included assets of under-performing company retail stores of $1,756,000, goodwill of $2,575,000 associated with the Disc Go Round acquisition and assets of $1,698,000 associated with the Company's E-commerce website. See Note 4 to the Consolidated Financial Statements included elsewhere in this Report. During 1999, the Company recorded an impairment charge of $180,000 relating to company retail stores.

         Provision for Store Closures

         The Company closed nine retail company stores during the fourth quarter of 2000. A provision of $640,000 was recorded during the year ended December 31, 2000 relating to expenses expected to be incurred in 2001 to complete these closures, primarily rent. No provision was recognized for the year ended December 31, 1999.

         Net Loss

         The Company experienced a net loss of $8,671,000 for the year ended December 31, 2000, compared to a net loss of $1,141,000 during the same period in 1999. The increase in net loss was due primarily to the charge-offs and impairment of certain assets of $6,029,000, provision for store closures of $640,000 and increase in other expense of $327,000 relating to interest expense. The increase in net loss for the year ended December 31, 2000 was also affected by a tax credit of $684,000 being reflected in the net loss for 1999 with no comparable credit provided in 2000.

Liquidity and Capital Resources

         At December 31, 2000 the Company had working capital of $7,634,000 and cash and cash equivalents aggregating $637,000, compared to working capital of $9,492,000 and cash and cash equivalents of $1,070,000 at December 31, 1999. Net cash provided by operating activities was $215,000 for the year ended December 31, 2000, compared to net cash used for operating activities of $1,173,000 for the year ended December 31, 1999. The net cash provided by operations for the year ended December 31, 2000 relates to the reduction of inventory and receivables, principally income taxes receivable of $654,000 offset by the reduction of accounts payable of $1,070,000. The net cash used by operations for the year ended December 31, 1999 relates principally to an increase in inventory of $1,512,000, resulting from both an increase in company stores as well as continued planned growth of per store inventory quantities. This increase was offset by an increase in accounts payable of $976,000, consisting primarily of amounts due to E-Commerce related vendors.

         Net cash used for investing activities was $12,000 for the year ended December 31, 2000, compared to $6,863,000 for the same period in 1999. The use of cash for investing activities in 2000 relates to the proceeds from the sale of six company retail stores offset by the acquisition of four retail stores and the purchase of fixed assets of $307,000. The significant uses of cash for investing activities in 1999 relate to the acquisition of Music Trader, Inc. in February 1999, development costs relating to E-Commerce, and continued company store growth.

         Net cash used for financing activities was $635,000 for the year ended December 31, 2000, compared to net cash provided by financing activities of $4,663,000 for the same period in 1999. The net cash used for financing activities for 2000 relates primarily to the reduction in debt of $581,000 incurred in 2000 for the acquisitions of four retail stores along with reduction in the Company's credit facility. The net cash provided from financing in 1999 relates to debt of $4,476,000 used to acquire Music Trader, Inc. and to open new company stores, as well as proceeds from the exercise of stock warrants issued in connection with the Company's initial public offering.

         The Company has a wholly owned subsidiary, CD Warehouse Finance Company, which financed the growth of qualified franchisees during 1999. As of December 31, 2000, the financing subsidiary had funded $228,000 for the development or remodel of three new franchised stores. In connection with the Company's new credit facility obtained in December 1999, an affiliate of the Company's asset-based lender is now offering financing to the Company's qualified franchisees, and the Company no longer offers financing services.

         In addition to its working capital at December 31, 2000, the Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. The Facility, obtained in December 1999, replaced the Company's $7,000,000 credit facility with Bank One Oklahoma, N.A. As of December 31, 2000 the Company had $4,442,000 outstanding under the Facility. The term of the Facility expires in December 2002, at which time the principal and unpaid interest are due. Amounts borrowed under the Facility bear a variable rate of interest equal to an index rate (of thirty-day commercial paper) plus 2.75%. Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of March 1, 2001 were approximately $854,000. All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

         During 2000, the Company recorded charge-offs and impairment of $6,029,000 relating to underperforming stores, the Company's E-commerce efforts and goodwill relating to its previous acquisition of Disc Go Round. Several of the underperforming stores have been closed as of December 31, 2000 resulting in a provision for closed stores of $640,000. Because of these factors, the Company did not meet the fixed charge coverage or minimum tangible net worth covenants required by its lender. The lender has waived both covenants for the year ended December 31, 2000. The Facility has been amended to revise the financial covenants to amounts expected to be achieved by the Company in the future reporting periods. It is the Company's opinion that the current working capital at December 31, 2000 combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

Item 7.   Financial Statements.

          The consolidated financial statements of the Company are incorporated by reference from pages F-1 through F-21 of the attached Appendix, and include the following:

          Consolidated Financial Statements of CD Warehouse, Inc.

             (1)  Report of Independent Auditors
             (2)  Consolidated Balance Sheet at December 31, 2000
             (3) Consolidated Statements of Operations for the years ended December 31, 2000 and December 31, 1999
             (4) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and December 31, 1999
             (5) Consolidated Statements of Cash Flows for the years ended December 31, 2000 and December 31, 1999
             (6)  Notes to Consolidated Financial Statements

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With 16(a) of the Exchange Act

         The information required will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10.  Executive Compensation.

         The information required will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

         The information required will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-21.
      (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

  Exhibit
   Number                                                   Exhibit Index                                                  Page
   ------                                                   --------------
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

     4.1       Specimen Certificate of the Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement
               on Form SB-2, file number 333-15139 and incorporated herein by reference)................................     #

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

     4.4       Warrant Agreement dated May 22, 1998, by and among the Company, Comvest Partners, Inc. and Capital West
               Securities  (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
               December 31, 1999, file number73-1504999 and incorporated herein by reference)...........................     #

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

    10.3       Employment Agreement by and between the Company and Chionopoulos.........................................     #

    10.4       Asset Purchase Agreement, dated as of June 16, 1998, by and between the Company and the Grow Biz
               International, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K dated June 26, 1998 and
               incorporated herein by reference)........................................................................     #

    10.5       Form of Franchise Agreement (filed as Exhibit 10.10 to the Company's Registration Statement on Form
               SB-2, file number 333-15139 and incorporated herein by reference)........................................     #

    10.6       Lease Agreement dated March 1, 2001, by and between Christopher M. and Margaret S. Salyer and CD
               Warehouse, Inc...........................................................................................     *

   10.7      Form of Development Agreement (filed as Exhibit 10.13 to the Company's Registration Statement on Form
             SB-2, file number 333-15139 and incorporated herein by reference)..........................................    #

   10.8      Lease Agreement dated April 17, 1997 by and between Will Rogers Service Center Phase IV Associates and CD
             Warehouse, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter
             ended June 30, 1998 and incorporated herein by reference)..................................................    #

   10.9      Loan Agreement, dated February 17, 1999, between the Company and Bank One, Oklahoma, N.A. (filed as
             Exhibit 5.1 to the Company's Form 8-K dated February 24, 1999 and incorporated herein by reference)........    #

   10.10     Loan and Security Agreement dated as of December 28, 1999, among General Electric Capital Corporation as lender and the Company and its subsidiary, Compact Discs Management, Inc., as borrowers (filed as Exhibit
             10.9 to the Company's 10KSB for the year ended December 31, 1999 and incorporated herein by reference).....    #

   10.11     Amendment To Loan and Security Agreement, dated March 8, 2001, among General Electric Capital Corporation
             as lender and the Company and its subsidiary, Compact Discs Management, Inc..............................      *

   *21.1     List of subsidiaries.....................................................................................      *

   *23.1     Consent of Ernst & Young LLP.............................................................................      *

         #  Incorporated by reference.
         *   Filed herewith.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2001                           CD WAREHOUSE, INC.,
                                         a Delaware corporation

                                         /s/ Christopher M. Salyer
                                         ---------------------------------------
                                         Christopher M. Salyer
                                         Chairman of the Board of Directors;
                                         President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 NAME AND TITLE                                   DATE
                 --------------                                   ----

/s/ Christopher M. Salyer                                     March 14, 2001
----------------------------------------------
  Christopher M. Salyer
     Chairman of the Board of Directors;
     President and Chief Executive Officer


/s/ Doyle E. Motley                                           March 14, 2001
----------------------------------------------
  Doyle E. Motley
     Sr. Vice President, Chief Financial Officer,
     Secretary and Treasurer
     (Principal Financial and Accounting Officer)


/s/ Robert O. McDonald                                        March 14, 2001
----------------------------------------------
  Robert O. McDonald
     Director


/s/ Stephen B. Browne                                         March 14, 2001
----------------------------------------------
  Stephen B. Browne
     Director


/s/ Norman R. Proulx                                          March 14, 2001
----------------------------------------------
  Norman R. Proulx
     Director

                                   APPENDIX A






                        Consolidated Financial Statements
                               CD Warehouse, Inc.
                     Years ended December 31, 2000 and 1999

                               CD Warehouse, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 2000 and 1999

                                    Contents

Report of Independent Auditors.........................................  F-2

Consolidated Financial Statements

Consolidated Balance Sheet.............................................  F-3
Consolidated Statements of Operations..................................  F-4
Consolidated Statements of Stockholders' Equity........................  F-5
Consolidated Statements of Cash Flows..................................  F-6
Notes to Consolidated Financial Statements.............................  F-8

                         Report of Independent Auditors

The Board of Directors and Stockholders
CD Warehouse, Inc.

We have audited the accompanying consolidated balance sheet of CD Warehouse, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD Warehouse, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                              ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 16, 2001,
except for Note 8 as to which the date is March 8, 2001

                               CD Warehouse, Inc.

                           Consolidated Balance Sheet

                                December 31, 2000

Assets
Current assets:
   Cash and cash equivalents                                                                $       637,035
   Accounts receivable, net of allowance for doubtful accounts of $215,000
                                                                                                    582,908
   Merchandise inventory                                                                          8,227,205
   Prepaid expenses and other                                                                       257,446
                                                                                            -----------------
Total current assets                                                                              9,704,594

Furniture, fixtures and equipment, net (Note 5)                                                   2,061,266
Intangibles and other assets, net (Note 6)                                                        7,941,262
                                                                                            -----------------
Total assets                                                                                $    19,707,122
                                                                                            =================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                         $       469,655
   Accrued liabilities (Note 7)                                                                   1,426,283
   Advances and deposits                                                                            174,500
                                                                                            -----------------
Total current liabilities                                                                         2,070,438

Long-term debt (Note 8)                                                                           4,421,857

Commitments and contingencies (Note 12)

Stockholders' equity (Note 10):

   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued
                                                                                                          -
   Common stock, $.01 par value; 10,000,000 shares authorized, 3,660,295 shares issued
     and outstanding                                                                                 36,603
   Additional paid-in capital                                                                    21,828,756
   Accumulated deficit                                                                           (8,650,532)
                                                                                            -----------------
Total stockholders' equity                                                                       13,214,827
                                                                                            -----------------
Total liabilities and stockholders' equity                                                  $    19,707,122
                                                                                            =================

See accompanying notes.

                               CD Warehouse, Inc.

                      Consolidated Statements of Operations


                                                                            Year ended December 31,
                                                                           2000                1999
                                                                   -----------------------------------------
Revenues:
   Company operations:
     Retail store sales                                              $     26,812,756     $    26,968,793
     Wholesale merchandise sales                                              757,796             832,598
     Software income, net                                                      33,000              71,223
   Franchise operations:
     Royalty income                                                         3,703,687           3,859,662
     Franchise and development fees                                           178,000             180,000
                                                                   -----------------------------------------
Total revenues                                                             31,485,239          31,912,276

Operating costs and expenses:
   Cost of sales--retail store sales                                       16,443,762          16,185,685
   Cost of sales--wholesale merchandise sales                                 691,009             678,144
   Retail store operating expenses                                          9,346,510          10,029,365
   General and administrative                                               4,703,024           4,997,385
   Depreciation and amortization                                            1,823,941           1,516,061
   Charge-offs and impairment of long-lived assets (Note 4)
                                                                            6,029,322             180,000
   Provision for store closures                                               640,290                   -
                                                                   -----------------------------------------
Total costs and expenses                                                   39,677,858          33,586,640
                                                                   -----------------------------------------
Operating loss                                                             (8,192,619)         (1,674,364)

Other income (expense):
   Interest income                                                             26,869              40,017
   Interest expense                                                          (495,632)           (227,550)
   Other, net                                                                  (9,271)             36,765
                                                                   -----------------------------------------
                                                                             (478,034)           (150,768)
                                                                   -----------------------------------------
Loss before income taxes                                                   (8,670,653)         (1,825,132)

Credit for income taxes (Note 9)                                                    -            (684,000)
                                                                   -----------------------------------------
Net loss                                                             $     (8,670,653)    $    (1,141,132)
                                                                   =========================================
Net loss per share--basic and diluted                                $          (2.37)    $          (.31)
                                                                   =========================================
Shares used in computations--basic and diluted                               3,660,295           3,642,442
                                                                   =========================================

See accompanying notes.

                               CD Warehouse, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                                  Retained
                                                               Additional         Earnings             Total
                                       Common Stock              Paid-in        (Accumulated       Stockholders'
                                  Shares          Amount         Capital          Deficit)            Equity
                               -----------------------------------------------------------------------------------
Balance at December 31, 1998       3,550,550    $  35,506   $   20,571,755   $     1,161,253    $    21,768,514

Exercise of stock warrants            25,000          250          187,250                 -            187,500

Issuance of common stock              84,745          847          999,153                 -          1,000,000

Net loss                                   -            -                -        (1,141,132)        (1,141,132)
                               -----------------------------------------------------------------------------------
Balance at December 31, 1999       3,660,295       36,603       21,758,158            20,121         21,814,882

Issuance of stock warrants                 -            -           70,598                 -             70,598

Net loss                                   -            -                -        (8,670,653)        (8,670,653)
                               -----------------------------------------------------------------------------------
Balance at December 31, 2000       3,660,295    $  36,603  $    21,828,756   $    (8,650,532)   $    13,214,827
                               ===================================================================================

See accompanying notes.

                               CD Warehouse, Inc.

                      Consolidated Statements of Cash Flows


                                                                           Year ended December 31,
                                                                           2000               1999
                                                                   ----------------------------------------
Cash flows from operating activities

Net loss                                                             $    (8,670,653)    $    (1,141,132)
Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
     Depreciation and amortization                                         1,823,941           1,516,061
     Provision for charge-offs and impairment                              6,029,322             180,000
     Accrual for store closures                                              557,473                   -
     Accrual for franchise software licenses                                 406,419                   -
     Issuance of stock warrants                                               70,598                   -
     Deferred income taxes                                                   (47,000)            (51,000)
     Refundable income taxes                                                 653,552            (633,000)
     Loss on disposal of assets, net                                           3,732              90,930
     Net changes in operating assets and liabilities,
       exclusive of business acquisitions:
         Accounts receivable, net                                            364,649              37,966
         Merchandise inventory                                               178,819          (1,511,931)
         Prepaid expenses and other                                         (194,448)           (112,889)
         Other assets                                                        130,857            (496,009)
         Accounts payable                                                 (1,069,890)            975,686
         Accrued liabilities                                                 (60,198)            473,936
         Advances and deposits                                                37,500              44,000
         Income taxes payable                                                      -            (545,614)
                                                                   ----------------------------------------
Total adjustments                                                          8,885,326             (31,864)
                                                                   ----------------------------------------
Net cash provided by (used for) operating activities                         214,673          (1,172,996)


(Continued on following page)

                               CD Warehouse, Inc.

                                                                           Year ended December 31,
                                                                           2000               1999
                                                                   ----------------------------------------
Cash flows from investing activities
Notes receivable:
   Advances                                                          $             -     $       (10,000)
   Collections                                                                87,159              82,695
Purchases of furniture, fixtures and equipment                              (307,280)         (3,142,529)
Proceeds from disposal of assets                                             604,505             107,000
Acquisition of businesses:
   Excess of purchase price over assets acquired                            (776,233)         (1,585,101)
   Accounts receivable                                                             -              (9,780)
   Merchandise inventory                                                    (127,100)         (2,029,978)
   Prepaid expenses and other                                                      -              (3,765)
   Furniture, fixtures and equipment                                         (95,600)           (243,352)
   Other assets                                                              (13,981)            (28,565)
   Note payable issued                                                       616,750                   -
                                                                   ----------------------------------------
Total acquisition of businesses                                             (396,164)         (3,900,541)
                                                                   ----------------------------------------
Net cash used for investing activities                                       (11,780)         (6,863,375)

Cash flows from financing activities
Notes payable:
   Advances                                                               18,145,524           8,475,977
   Repayments                                                            (18,780,942)         (4,000,000)
Exercise of stock options and warrants                                             -             187,500
                                                                   ----------------------------------------
Net cash provided by (used in) financing activities                         (635,418)          4,663,477
                                                                   ----------------------------------------
Net decrease in cash and cash equivalents                                   (432,525)         (3,372,894)

Cash and cash equivalents at beginning of year                             1,069,560           4,442,454
                                                                   ----------------------------------------
Cash and cash equivalents at end of year                             $       637,035     $     1,069,560
                                                                   ========================================

See accompanying notes.

                               CD Warehouse, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


1. Summary of Significant Accounting Policies

Organization and Operations

CD Warehouse, Inc. and its wholly owned subsidiaries, Compact Discs Management, Inc. and CD Warehouse Finance Company, (together the "Company"), are engaged in the franchising and ownership of retail music stores offering new and pre-owned compact discs ("CDs") and related products. The Company was formed in Delaware on September 5, 1996 and had only limited operations prior to its Initial Public Offering and simultaneous business acquisition in January 1997. At December 31, 2000, the Company owns and operates 64 retail music stores located throughout the United States and has 231 franchised stores throughout the United States, and 14 stores located in Canada, England, France, Guatemala and Venezuela.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CD Warehouse, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include money market investments and investments in commercial paper with maturities of three months or less when purchased.

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

Inventory

Inventory consists primarily of new and preowned compact discs and is recorded at the lower of average cost or market.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, including leasehold improvements, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from five to ten years.

Intangibles

Intangible assets relate principally to the excess of cost over net assets acquired of business and store acquisitions. Amortization of such costs is for periods ranging from ten to twenty years.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores for long-lived assets identified with individual stores, undiscounted net cash flows for acquired franchises, and consolidated undiscounted net cash flows for long-lived assets not otherwise identifiable.

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

Advertising Costs

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $580,000 and $1,053,000 in 2000 and 1999, respectively.

Stock Options

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is recorded with respect to stock options granted at prices equal to the market value of the Company's common stock at the date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital.

Net Income Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 requires the disclosure of Basic and Diluted Earnings Per Share ("EPS"). Basic EPS is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options, assumed to be exercised (see Note 10).

Supplemental Cash Flow Information

For the year ended December 31, 1999, the Company had the following noncash investing and financing activities:

         The Company acquired the assets of Music Trader, Inc. for cash of $3,000,000 and 84,745 shares of the Company's common stock, valued at $11.80 per share. The noncash portion of this transaction is as follows:

         Costs in excess of net assets acquired, net        $      985,769
         Merchandise inventory                                   2,837,312
         Furniture, fixtures and equipment                         160,000
         Accounts receivable                                         9,780
         Other assets                                                7,139
                                                            --------------
                                                                 4,000,000
         Less cash paid                                         (3,000,000)
                                                            --------------
                                                            $    1,000,000
                                                            ==============

Income taxes paid were none in 2000 and $545,614 in 1999. Interest paid in 2000 and 1999 totaled $452,390 and $227,550, respectively.

Reclassifications

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2. Operating Losses and Management's Plans

The Company has incurred net losses in both 1999 and 2000 related principally to unprofitable Company owned retail stores and unsuccessful operations of its e-commerce site.

In 2000, the Company recorded charge-offs and impairments of certain under-performing assets totaling approximately $6,029,000 (see Note 4) and made provision for store closing costs of $640,000. The Company closed 17 retail stores in 2000 that incurred combined operating losses of $538,000. The Company also determined that its e-commerce operations would not perform at a profitable level in the foreseeable future and discontinued such operations.

Management's plans for 2001 are focused on improving the operating results of its remaining Company stores through increased emphasis on new merchandise to be offered in the stores, principally new and used DVD's, and through continued efforts to reduce store operating costs. Additionally the Company has determined to focus its efforts on market expansion through increased franchised domestic and international store development rather than company owned store development. The Company expects to open 20 to 25 new franchised stores during 2001.

The Company's future operations are dependent on the successful implementation of management's plans to return to profitability and maintain sufficient working capital to sustain such operations.

3. Business Acquisitions

During 2000, the Company acquired the assets of four individual retail stores from franchisees for cash and notes payable totaling $1,012,914. The acquisitions were accounted for under the purchase method of accounting and resulted in the allocation of excess of purchase price over net assets acquired of $776,233, which is amortized on a straight-line basis over ten years. The pro forma effects on operations and loss per share of such acquisitions on the 2000 and 1999 financial statements, assuming the Company had acquired each store on January 1, 1999, were not material.

As described above, the Company acquired the assets of Music Trader, Inc., a 16-store retail music chain based in Southern California, in 1999. The acquisition was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the respective closing date. The cash portions of the acquisition was financed through debt and proceeds from the Company's private placement of common stock and operating cash flows. Following are the Company's unaudited pro forma results for 1999 assuming the acquisition occurred on January 1, 1999 (in thousands, except for per share data):

         Total revenues                                     $     32,965,225
         Net loss                                           $     (1,063,994)
         Net loss per common share--basic and diluted       $           (.29)
         Weighted average common shares--basic and diluted         3,654,747

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, including amortization of goodwill as a result of the acquisition and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1999 or of future results of operations.

The Company also acquired the assets of five individual retail stores from franchisees during 1999 for cash totaling $900,541. The acquisitions were accounted for under the purchase method of accounting and resulted in the allocation of excess of purchase price over net assets acquired of $599,332, which is amortized on a straight-line basis over ten years. The pro forma effects of such acquisitions as though acquired January 1, 1999 on the Company's financial statements were not material.

4. Charge-Offs and Impairment of Long-Lived Assets

During the third quarter of 2000, the Company recognized charge-offs and impairments of long-lived assets resulting from certain changes in business focus and as a result of operational matters occurring principally in the third quarter. Total charges related to these matters were $6,029,322 and are detailed following.

In September 2000, the Company ceased operating its e-commerce site, cdwarehouse.com, which sold new and used CDs on the Web. Based on management's analysis of the current market, it was very unlikely that sales volume would cover continuing operating costs. As a result of discontinuing e-commerce operations, the Company wrote off the net carrying value all assets associated with e-commerce (principally software and website development costs) of $1,697,758.

During the third quarter, the Company experienced same store sales decreases in both its Company-owned and franchise stores. Considering such decreases in performing its recurring analysis for impairment of long-lived assets, the Company identified certain underperforming Company retail stores whose operating results indicated that certain assets of these Company retail stores might be impaired. As a result of analysis performed, the Company determined that 35 Company retail stores were partially impaired and, as a result, recorded a $1,756,185 impairment loss related to goodwill and leasehold improvements. Of these 35 Company retail stores, 13 have been closed as of December 31, 2000. Management's current estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of December 31, 2000 are expected to be recovered. However, future changes in the estimate of undiscounted cash flows may result in further impairment and the need to write down one or more of the identified assets to fair value.

In June 1998, the Company acquired the franchise rights for 134 franchisees of Disc Go Round, a competing retailer of new and pre-owned compact discs. The acquisition was accounted for under the purchase method of accounting and resulted in an allocation of excess of purchase price over net assets acquired of $6,830,992. Through the third quarter of 2000, 38 of the acquired franchisee operated stores had been closed. This reduction in future cash flows from royalties coupled with the decline in same store sales in the third quarter resulted in the determination of an impairment in the ability of future cash flows from the remaining stores to recover the unamortized goodwill associated with the purchase. The Company recorded a provision for such impairment totaling $2,575,379.

In 1999, impairment charges related to estimated unrecoverable assets associated with individual Company retail stores totaled $180,000.

5. Furniture, Fixtures and Equipment

At December 31, 2000, furniture, fixtures and equipment, including leasehold improvements, were comprised of the following:

         Furniture, fixtures and equipment located at:
            Corporate headquarters                       $      664,019
            Retail stores                                     2,372,340
                                                          -------------
                                                              3,036,359
         Accumulated depreciation                              (975,093)
                                                          -------------
                                                         $    2,061,266
                                                          =============

Depreciation expense totaled $857,159 and $654,403 for 2000 and 1999, respectively.

6. Intangibles and Other Assets

Intangibles and other assets consist of the following at December 31, 2000:

         Excess of purchase price over net assets acquired
            in business acquisitions                             $    9,286,718
         Deposits and other                                             339,130
                                                                 --------------
                                                                      9,625,848
         Accumulated amortization                                    (1,684,586)
                                                                 --------------
                                                                 $    7,941,262
                                                                 ==============

Amortization of goodwill and other assets totaled $966,782 and $861,658 in 2000 and 1999, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2000:

         Accrued franchisee software licenses                    $      406,419
         Accrual for store closures                                     357,204
         Other                                                          662,660
                                                                 --------------
                                                                 $    1,426,283
                                                                 ==============

8. Long-Term Debt

The Company has a $15,000,000 revolving credit loan (the "Loan") with an asset-based lender. As of December 31, 2000, the Company had $4,421,857 outstanding under the Loan. The term of the Loan expires in December 2002, at which time the principal and unpaid interest are due. The Loan bears a variable rate of interest at an index rate (thirty-day commercial paper) plus 2.75% (9.4% at December 31, 2000). The borrowings under the Loan are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Loan at December 31, 2000 were approximately $854,000. All assets of the Company are pledged as collateral under the Loan. The Loan requires the Company to maintain certain financial covenants, including fixed charge coverage and minimum tangible net worth, and limits capital expenditures. At December 31, 2000, the Company did not comply with certain financial ratios for which the Company received waivers from the lender on March 8, 2001. Concurrently with receipt of the waivers the Loan was amended to revise the financial covenants to amounts expected to be achieved by the Company in future reporting periods.

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of each type of temporary difference that is used in computing deferred tax assets and liabilities at December 31, 2000 is as follows.

       Deferred tax assets
       Allowance for doubtful accounts                            $     79,550
       Inventory reserves                                              194,250
       Financial amortization and impairment write-downs
         in excess of tax                                              843,465
       Accrual for store closures                                      132,165
       Accrual for franchisee software licenses                        150,375
       Net operating loss carryforwards (expiring in 2019)           1,953,117
                                                                  ------------
       Deferred tax assets                                           3,352,922
       Less valuation allowance                                     (3,156,000)
                                                                  ------------
       Total deferred tax assets                                       196,922

       Deferred tax liabilities

       Tax depreciation in excess of financial                         187,465
       Other                                                             9,457
                                                                  ------------
       Total deferred tax liabilities                                  196,922
                                                                  ------------
       Net deferred tax assets                                    $          -
                                                                  ============

The significant components of income tax expense are as follows:

                                                        Year ended December 31,
                                                          2000           1999
                                                        ------------------------

Current tax expense (credit):
   Federal                                              $   43,000   $ (528,000)
   State                                                     4,000     (105,000)
                                                        -----------------------
                                                            47,000     (633,000)

Deferred tax expense (credit):
   Federal                                                 (43,000)     (47,000)
   State                                                    (4,000)      (4,000)
                                                        -----------------------
                                                           (47,000)     (51,000)
                                                        -----------------------
                                                        $        -   $ (684,000)
                                                        =======================

The provision for income taxes differs from the computed "expected" income tax provision using federal statutory rates on income before income taxes for the following reasons:

                                                     Year ended December 31,
                                                       2000             999
                                                    ---------------------------

Computed "expected" income tax credit                 $(2,948,022)   $(620,545)
Increases (decreases) in taxes resulting from:
   State income taxes, net of federal benefit            (260,120)     (63,203)
   Change in valuation reserve                          3,156,000            -
   Reduction of previously provided deferred taxes         47,000            -
   Other                                                    5,142         (252)
                                                    --------------------------
                                                      $         -    $(684,000)
                                                    ==========================

10. Stockholders' Equity

Loss Per Share

                                                       Year ended December 31,
                                                       2000              1999
                                                    ---------------------------

Loss available to common shareowners                  $(8,670,653)  $(1,141,132)
                                                    ===========================

Weighted average shares:
  Outstanding                                           3,660,295     3,642,442
   Dilutive shares                                              -             -
                                                    ---------------------------
Total shares                                            3,660,295     3,642,442
                                                    ===========================

Basic and diluted loss per share                      $     (2.37)  $      (.31)
                                                    ===========================

Antidilutive stock options and warrants excluded          262,607       166,928
                                                    ===========================

Stock Options

The 1996 Stock Option Plan ("Plan"), as amended, provides for grants of up to 600,000 shares of common stock to certain employees, officers, directors and others. Generally, the purchase price of stock issuable upon exercise of the options will be at least equal to the fair market value of the stock on the dates of grant. Generally, options are exercisable no longer than ten years from the dates of grant. The Company has agreed to grant options to purchase 10,000 shares annually to each director. In 2000 and 1999, options to acquire 130,000 and 108,550 common shares, respectively, were granted under the Plan at option prices equal to the fair market value of the common stock on the date of grant.

Additionally, in 2000 and 1999, options to acquire 677,500 and 25,000 common shares, respectively, were granted to employees and directors at option prices equal to the fair market value of the common stock on the date of grant. No expense related to options granted was recorded in 2000 and 1999

Stock option transactions for 2000 and 1999 are summarized as follows:

                                                      2000                           1999
                                         -------------------------------  -----------------------------
                                                            Weighted                        Weighted
                                                            Average                         Average
                                                            Exercise                        Exercise
                                             Shares          Price           Shares          Price
                                         --------------- --------------- --------------- --------------
Outstanding at beginning of year             490,300        $   6.83         361,750        $   6.01
Granted                                      807,500        $   1.38         133,550        $   9.23
Canceled, forfeited, or expired              (88,700)       $   7.43          (5,000)       $  11.75
                                         ---------------                 ---------------
Outstanding at end of year                 1,209,100        $   3.14         490,300        $   6.83
                                         ===============                 ===============

Exercisable at end of year                 1,089,100        $   3.23         303,084        $   6.93
                                         ===============                 ===============
Weighted average fair value of options
   granted during year                  $       1.15                      $     6.25
                                         ===============                 ===============

Outstanding options to acquire 1,209,100 shares of stock at December 31, 2000 had exercise prices ranging from $.34 to $12.88 per share and had a weighted average remaining contractual life of 9.21 years.

The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), presents net loss and loss per share information as if the Company had accounted for stock options issued in 2000 and 1999 using the fair value method prescribed by the Statement. The fair value of issued stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000 and 1999, respectively: weighted average risk-free interest rate of 6.04% and 5.03%; no dividends over the option term; stock price volatility factor of 1.285 and .808, and a weighted average expected option life of five years. For the purpose of the following pro forma information, the estimated fair value as determined by the model was amortized to expense over the respective vesting period. The SFAS 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods.

The SFAS 123 pro forma information is as follows:

                                            Year ended December 31,
                                              2000            1999
                                       ------------------------------

Net loss:
   As reported                          $  (8,670,653)   $(1,141,132)
   Pro forma                            $  (9,408,253)   $(1,734,332)

Basic and diluted loss per share:

   As reported                          $       (2.37)   $      (.31)
   Pro forma                            $       (2.57)   $      (.47)

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

Warrants

In connection with its Initial Public Offering in 1997, the Company sold to the underwriters, for a price of $.001 per warrant, warrants to purchase 100,000 shares of common stock. The underwriters' warrants are exercisable at $7.50 per share through January 2002. During 2000, warrants totaling 36,750 warrants were cancelled. During 1999, warrants were exercised for 25,000 shares of common stock for cash of $187,500.

In connection with a private placement of common stock in 1998, the placement agents were granted warrants to purchase 162,430 shares of common stock exercisable at $10.00 per share through 2003. All 162,430 warrants were cancelled in 2000.

During 2000, the Company granted warrants to certain underwriters and placement agents noted above to purchase 199,180 shares of common stock exercisable at $1.00 per share through December 2005. The value of these warrants at the date of issuance was $70,598 and was charged to general and administrative expense.

11. Employee Benefit Plan

The Company has a 401(k) Plan (the "Plan") for eligible employees. Employees who have completed one year of service with the Company and are at least 18 years of age are eligible to participate in the Plan. Participating employees may authorize payroll deductions up to 15% of their annual compensation. The Company matches 50% of the first 6% of the employees' compensation contributed to the Plan. Company contributions are subject to vesting at the rate of 20% each year upon completion of two years of service, with 100% vesting after six years. Matching contributions of $33,398 and $20,615 were made by the Company during 2000 and 1999, respectively.

12. Commitments and Contingencies

The Company has entered into employment agreements with four officers of the Company. The employment agreements are for terms of one to five years with renewal options of one to five years and total $510,000 annually for the four individuals.

The Company has entered into operating leases primarily for its retail store locations and corporate facilities. Rental expense under these leases totaled $2,587,601 and $2,157,918 for 2000 and 1999, respectively. Total rental amounts of $5,688,327 under these noncancelable leases are due as follows:
2001--$2,013,019, 2002--$1,682,809, 2003--$1,319,214, 2004--$555,663,
2005--$82,422 and thereafter--$35,200.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business, including a lawsuit where the damages alleged are in excess of $6.9 million. The Company believes this case is without merit and the resolution of this and other contingencies will not have a material adverse effect on the Company's consolidated financial statements. The Company's beliefs are subject to change in the near term.

13. Business Segment Information

The Company is engaged principally in one line of business--the sale of prerecorded music compact discs and related products in Company and franchisee-owned retail stores--which represents approximately 99% of consolidated revenues. There are no material amounts of sales among geographic areas, individual foreign countries, or individual customers. All of the Company's long-lived assets are located within the domestic United States.