Form 10-Q
period 2001-03-31
CD WAREHOUSE INC
filed 2001-05-07
CIK 1025822

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 2001

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________.



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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of April 27, 2001 was 3,660,295.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                            Page

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - December 31, 2000 and
           March 31, 2001 (unaudited)                                         3

           Condensed Consolidated Statements of Operations - Three months
           ended March 31, 2000 and 2001 (unaudited)                          4

           Condensed Consolidated Statements of Cash Flows - Three months
           ended                                                              5
           March 31, 2000 and 2001 (unaudited)

           Notes to Condensed Consolidated Financial Statements (unaudited)   6

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              7


   Item 3. Quantitative and Qualitative Disclosures About Market Risk        11

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                 12

   Item 6. Exhibits and Reports on Form 8-K                                  12

   Signatures                                                                12

                        PART I.   FINANCIAL INFORMATION

                              CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at March 31, 2001 is unaudited)

                                    ASSETS


                                                                   December 31,           March 31,
                                                                       2000                  2001
                                                                  -----------           -----------
Current assets:
    Cash and cash equivalents                                     $   637,035           $   791,012
    Accounts receivable, net                                          582,908               486,676
    Merchandise inventory                                           8,227,205             8,193,241
    Prepaid expenses and other                                        257,446               377,867
                                                                  -----------           -----------
                  Total current assets                            $ 9,704,594           $ 9,848,796


Furniture, fixtures and equipment, net                              2,061,266             1,999,902


Intangible and other assets, net                                    7,941,262             7,756,015
                                                                  -----------           -----------
                  Total assets                                    $19,707,122           $19,604,713
                                                                  ===========           ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $   469,655           $   347,152
    Accrued liabilities                                             1,426,283             1,164,915
    Advances and deposits                                             174,500               105,500
                                                                  -----------           -----------
                  Total current liabilities                         2,070,438             1,617,567

Long-term debt                                                      4,421,857             4,884,847

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                                                --                    --
    Common stock, $.01 par value; 10,000,000 shares
    authorized, 3,660,295 issued and outstanding
    at December 31, 2000 and March 31, 2001                            36,603                36,603
    Additional paid-in-capital                                     21,828,756            21,828,756
    Accumulated deficit                                            (8,650,532)           (8,763,060)
                                                                  -----------           -----------
                  Total stockholders' equity                       13,214,827            13,102,299
                                                                  -----------           -----------
                  Total liabilities and stockholders' equity      $19,707,122           $19,604,713
                                                                  ===========           ===========

                           (See accompanying notes)

                               CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                             Three Months Ended
                                                                              ----------------------------------------------
                                                                                 March 31,                       March 31,
                                                                                   2000                             2001
                                                                              -------------                    -------------
Revenues:
    Company operations:
         Retail store sales                                                    $7,189,928                       $5,662,961
         Wholesale merchandise sales                                              228,507                           96,040
         Software income, net                                                       4,500                            6,000
    Franchise operations:
         Royalty income                                                           925,622                          771,130
         Franchise and development fees                                            37,500                           25,000
                                                                              -------------                    -------------
                               Total revenues                                   8,386,057                        6,561,131

Operating costs and expenses:
    Cost of sales - retail stores sales                                           443,513                        3,437,226
    Cost of sales - wholesale merchandise sales                                   175,197                           65,062
    Retail store operating expenses                                             2,523,142                        1,913,393
    General and administrative                                                    996,591                          894,273
    Depreciation and amortization                                                 496,549                          303,780
                                                                              -------------                    -------------
                               Total operating costs and expenses               8,634,992                        6,613,734
                                                                              -------------                    -------------

Operating loss                                                                   (248,935)                         (52,603)

Other expense, net                                                                (97,238)                         (59,925)
                                                                              -------------                    -------------

Loss before income taxes                                                         (346,173)                        (112,528)

Credit for income taxes                                                          (128,800)                               -
                                                                              -------------                    -------------

Net loss                                                                       $ (217,373)                      $ (112,528)
                                                                              =============                    =============

Net loss per share-basic and diluted                                           $     (.06)                      $     (.03)
                                                                              =============                    =============

Shares used in computation-basic and diluted                                    3,660,295                        3,660,295
                                                                              =============                    =============

                           (See accompanying notes)

                               CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                            Three Months Ended
                                                                             ----------------------------------------------
                                                                                 March 31,                       March 31,
                                                                                   2000                             2001
                                                                             --------------                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $  (217,373)                     $  (112,528)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
           Depreciation and amortization                                          496,549                          303,780
           Gain on disposal of assets                                              (6,291)                               -
           Changes in operating assets and liabilities,
             exclusive of business acquisitions:
                        Accounts receivable, net                                  247,617                           96,233
                        Inventories                                                78,514                           33,964
                        Prepaid expenses and other                               (137,241)                        (144,928)
                        Refundable income taxes                                  (130,150)                               -
                        Other assets                                                5,724                           19,417
                        Accounts payable                                         (725,573)                        (122,503)
                        Accrued liabilities                                      (149,234)                        (225,916)
                        Advances and deposits                                         909                          (69,000)
                                                                             --------------                  --------------
   Total adjustments                                                             (319,176)                        (108,953)
                                                                             --------------                  --------------
   Net cash used for operating activities                                        (536,549)                        (221,481)

CASH FLOW FROM INVESTING ACTIVITIES:
   Note receivable - collections                                                   22,440                            6,001
   Purchase of furniture fixtures and equipment                                  (118,265)                         (58,081)
   Proceeds from disposal of assets                                               425,505                                -
   Acquisition of businesses                                                     (396,164)                               -
                                                                             --------------                  --------------
   Net cash used for investing activities                                         (66,484)                         (52,080)

CASH FLOW FROM FINANCING ACTIVITIES:
   Notes Payable:
          Advances                                                              5,442,058                        4,038,785
          Repayments                                                           (5,203,897)                      (3,611,247)
                                                                             --------------                  --------------
   Net cash provided by financing activities                                      238,161                          427,538
                                                                             --------------                  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (364,872)                         153,977

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,069,560                          637,035
                                                                             --------------                  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   704,688                      $   791,012
                                                                             ==============                  ==============

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1.  BASIS OF PRESENTATION

   The condensed consolidated financial statements as of December 31, 2000 and March 31, 2001 and for the three months ended March 31, 2000 and 2001, include the accounts of CD Warehouse, Inc. (the "Company") and its wholly owned subsidiaries, Compact Discs Management, Inc. and CD Warehouse Finance Company. All material intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 2000 Form 10-KSB.

NOTE 2.  CONTINGENT MATTERS

   The Company is involved in legal proceedings and litigation arising in the ordinary course of business, including two legal proceedings where the damages alleged are in excess of $6.9 million and $.4 million. The Company believes these proceedings are without merit and the resolution of them and other contingencies will not have a material adverse effect on the Company's consolidated financial statements. The Company's beliefs are subject to change in the near term.

NOTE 3.  EARNINGS PER SHARE

   Shares used in the computation of diluted earnings per share exclude possibly dilutive outstanding stock options and warrants in as much as all possibly dilutive common stock equivalents were antidilutive for the three months ended March 31, 2000 and 2001.

NOTE 4. OPERATING LOSSES AND MANAGEMENT'S PLANS

   Management's plans for 2001 are focused on improving the operating results of its Company stores through increased emphasis on new merchandise to be offered in the stores, principally new and used DVD's, and through continued efforts to reduce store operating costs. Additionally the Company has determined to focus its efforts on market expansion through increased franchised domestic and international store development rather than company owned store development. The Company expects to open 20 to 25 new franchised stores during 2001.

   The Company's future operations are dependent on the successful implementation of management's plans to return to profitability and maintain sufficient working capital to sustain such operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Forward-looking statements contained herein relate to, among other things:

   . ability or inability to continue and improve operations and remain profitable on an annualized basis;
   .  anticipated financial performance;
   . ability to comply with the Company's general working capital requirements; . ability to generate sufficient cash flow from operations to fund all costs of operations;
   . opening 20 to 25 new franchised stores during 2001; and . all other statements which are not statements of historical fact.

   While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

   .  general economic conditions;
   . inability to collect in a timely manner a material amount of receivables; . material reduction in revenues;
   .  increased competitive pressures;
   .  management retention and development;
   . the requirement to use internally generated funds for purposes not presently anticipated;
   . the inability to become profitable or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt;
   . inability to develop the Point of Sale software and acceptance of the new software by the franchisees; and
   .  the outcome of litigation now in progress.

   The Company undertakes no obligations to update any forward-looking statement, whether as a result of new information, future events or otherwise

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

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income:


                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                     2000           2001
                                                                    -----          -----
 Revenues:
   Retail store sales.....................................           85.7%          86.3%
     Wholesale merchandise sales..........................            2.7%           1.5%
     Software income, net.................................             .1%            .1%
     Royalty income.......................................           11.0%          11.7%
     Franchise and development fees.......................             .5%            .4%
                                                                    -----          -----
          Total revenues..................................          100.0%         100.0%

 Cost and expenses:
     Cost of sales - retail store sales (1)...............           61.8%          60.7%
     Cost of sales - wholesale merchandise sales (2)......           76.7%          67.7%
     Retail store operating expenses (1)..................           35.1%          33.8%
     General and administrative...........................           11.9%          13.6%
     Depreciation and amortization........................            5.9%           4.6%

 Operating loss...........................................          (3.0)%          (.8)%
 Net loss  ...............................................          (2.6)%         (1.7)%

 (1)  As a percentage of retail store sales.
 (2)  As a percentage of wholesale merchandise sales.




                                                                                              Three months ended March 31,
                                                                                        ---------------------------------------
                                                                                            2000                         2001
                                                                                            ----                         ----
Sales Data:
System wide sales: (A)
   CD Warehouse                                                                         $22,497,181                 $21,216,308
   Disc Go Round                                                                          4,005,536                   1,904,601
                                                                                        -----------                 -----------
                                                                                        $26,502,717                 $23,120,909
                                                                                        ===========                 ===========
Percentage increase (decrease): (A)
    CD Warehouse                                                                             33%                         (6)%
    Disc Go Round                                                                          (48)%                        (52)%

Average monthly sales per store: (A)
    CD Warehouse                                                                        $    29,877                 $    27,625
    Disc Go Round                                                                       $    22,008                 $    22,947

Change in comparable retail store sales (B)
    CD Warehouse                                                                               4%                        (8)%
    Disc Go Round                                                                              5%                        (3)%

(A) Represents the aggregate amounts for both Company owned stores and franchise stores.
(B) Represents percentage increase (decrease) only for stores open in both periods reported.

     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System for the three months ended March 31, 2001:

                                            December 31,                                                                March 31,
                                                2000             Opened             Closed            Transfers           2001
                                          --------------        --------           --------          -----------      -----------
Franchised Stores
  Domestic-CD Warehouse                         189                 2                 (5)                 --              186
  Domestic-Disc Go Round                         42                --                (10)                 --               32
                                                ---               ---               -----                ---              ---
                                                231                 2                (15)                 --              218

  International-CD Warehouse                     13                --                 --                  --               13
  International-Disc Go Round                     1                --                 --                  --                1
                                                ---               ---               -----                ---              ---
                                                 14                --                 --                  --               14

Company-owned Stores
  Domestic-CD Warehouse                          64                --                 --                  --               64
  Domestic-Disc Go Round                         --                --                 --                  --               --
                                                ---               ---               -----                ---              ---
                                                 64                --                 --                  --               64
                                                ---               ---               -----                ---              ---
          Total                                 309                 2                (15)                 --              296
                                                ===               ===               =====                ===              ===

     Revenues

     Retail store sales decreased $1,527,000 to $5,663,000 for the three months ended March 31, 2001, compared to $7,190,000 for the three months ended
March 31, 2000. The 21% decrease in retail store sales is the result of having 64 Company retail stores in operations for the three months ended March 31, 2001 compared to 73 stores during the same period in 2000. The Company closed nine company-owned stores during the fourth quarter of 2000 because of their unprofitability.

     Wholesale merchandise sales decreased $132,000 to $96,000 for the three months ended March 31, 2001, compared to $228,000 for the same period in 2000. The decrease is due to the net reduction of 28 CD Warehouse franchised stores in operation during the three months ended March 31, 2001 compared to the same period in 2000.

     Royalty income decreased $155,000 to $771,000 for the three months ended March 31, 2001 compared to $926,000 for the three months ended March 31, 2000. The reduction can be attributed to 1) net decrease of 28 franchise stores operating as of March 31, 2001 compared to March 31, 2000, 2) decrease in comparable retail store sales between the periods and 3) the Company's reduction of franchisees' royalty rate on new product sales from 5% to 4% effective from the fourth quarter of 2000.

     The company anticipates opening 20 to 25 new franchise stores during 2001.

     Costs and Expenses

     Cost of sales for retail store sales decreased $1,006,000 for the three months ended March 31, 2001 compared to the same period in 2000. This 23% decrease is consistent with the decline in retail store sales discussed above. Cost of sales as a percentage of sales was 61% of sales for the three months ended March 31, 2001 compared to 62% for the three months ended March 31, 2000. The reduction in cost of sales can be attributed to an increase in used product sales as a percentage of total sales for the three months ended March 31, 2001 compared to the same period in 2000. Used product sales have a lower cost of sales compared to new product sales.

     Cost of sales for wholesale merchandise decreased $110,000 to $65,000 for the three months ended March 31, 2001, compared to $175,000 for the three months
ended March 31, 2000.   The decrease is consistent with the decrease in
wholesale merchandise sales.

     Retail store operating expenses decreased $610,000 to $1,913,000 for the three months ended March 31, 2001, compared to $2,523,000 for the three months ended March 31, 2000. This 24% decline is due to the decrease of company-owned stores discussed above. Retail store operating expense was 34% of retail store revenue for the three months ended March 31, 2001, compared to 35% of retail store revenue for the same period in 2000. The decrease in retail store operating expense as a percentage of retail store revenue is attributable to decrease in advertising and payroll costs.

     General and administrative expenses decreased by $103,000 to $894,000 for the three months ended March 31, 2001, compared to $997,000 for the three months ended March 31, 2000. This decrease can be primarily attributed to the elimination of expenses relating to the Company's E-commerce site which ceased operating in September, 2000.

     Depreciation and Amortization

     Depreciation and amortization decreased $193,000 to $304,000 for the three months ended March 31, 2001, compared to $497,000 for the same period in 2000. The decrease can be attributed to the charge-offs and impairment of certain assets of $6,029,000 during the last two quarters of 2000, and the net decrease of nine company-owned retail stores operating as of March 31, 2001 compared to March 31, 2000.

     Net Loss

     The Company experienced a net loss of $113,000 for the three months ended March 31, 2001, compared to a net loss of $217,000 during the same period in 2000. The decrease in net loss was due primarily to the total operating costs and expenses, as a percentage of total revenue, decreasing 2% for the three months ended March 31, 2001 compared to the same period in 2000. The decrease in net loss for the three months ended March 31, 2001 was also affected by a tax credit of $129,000 being reflected in the net loss for the three months ended March 31, 2000 with no comparable credit provided in 2001.

Liquidity and Capital Resources

     At March 31, 2001, the Company had working capital of $8,231,000 and cash and cash equivalents aggregating $791,000, compared to working capital of $7,634,000 and cash and cash equivalents of $637,000 at December 31, 2000. Net cash used by operating activities was $221,000 for the three months ended March 31, 2001, compared to net cash used for operating activities of $537,000 for the three months ended March 31, 2000. The net cash used for operating activities for the three months ended March 31, 2001 relates to a decrease in all current liabilities in addition to an increase in prepaid expenses. The net cash used by operations for the three months ended March 31, 2000 relates principally to the reduction of accounts payable of $726,000 offset by a reduction in accounts receivable of $248,000.

     Net cash used for investing activities was $52,000 for the three months ended March 31, 2001, compared to $66,000 for the same period in 2000. The net cash used for investing activities for the three months ended March 31, 2001 relates to the Company's purchase of fixed assets. The net cash used for investing activity for three months ended March 31, 2000 relates to the acquisition of 4 stores offset by the sale of 3 stores.

     Net cash provided from financing activities was $428,000 for the three months ended March 31, 2001, compared to $238,000 for the same period in 2000. The net cash provided from financing in both 2001 and 2000 relates to the net increase in borrowings under the Company's revolving credit facility with an asset-based lender.

     The Company is in the process of developing, testing and eventually implementing a new Point of Sale (POS) system for use in all franchised and Company-owned stores. The POS system is currently being tested to ensure stability and compatibility, and it is anticipated that it will become available for general release during the 2nd quarter of 2001. Over the course of this implementation, which is expected to be complete in 2002, the Company will have invested in excess of $1 million in this technology. The Company expects to fund this process through cash flow from operations and the existing credit facility.

     In addition to its working capital at March 31, 2001, the Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. As of March 31, 2001 the Company had $4,885,000 outstanding under the Facility. The term of the Facility expires in December 2002, at which time the principal and unpaid interest are due. Amounts borrowed under the Facility bear a variable rate of interest equal to an index rate (of thirty-day commercial paper) plus 2.75%. Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of March 31, 2001 were approximately $510,000. All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial convenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

     During the last two quarters of 2000, the Company recorded charge-offs and impairment of $6,029,000 relating to underperforming stores, the Company's E-commerce efforts and goodwill relating to its previous acquisition of Disc Go Round. Several of the underperforming stores were closed as of December 31, 2000 resulting in a provision for closed stores of $640,000. Because of these factors, the Company did not meet the fixed charge coverage or minimum tangible net worth covenants required by its lender. The lender waived both covenants for the year ended December 31, 2000. The Facility has been amended to revise the financial covenants to amounts expected to be achieved by the Company in the future reporting periods. As of March 31, 2001, the Company was in compliance with these financial covenants. Under the minimum tangible net worth covenant, the Company will be required to have a minimum of $6.0 million as of December 31, 2001, of which the Company had $5.7 million at March 31, 2001. It is the Company's opinion that the current working capital at March 31, 2001 combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

  The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate loan arrangements with its lender as described in Part I, Item 2 above under the caption "Liquidity and Capital Resources." The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

                          Part II - Other Information

Item 1.  Legal Proceedings.

  There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-KSB for the year
ended December 31, 2000.    With respect to the Zokayi and Nakhjavani franchisee
litigation discussed in Item 3 of the Company's Form 10-KSB for the year ended December 31, 2000, the Company has filed a motion to stay those proceedings and compel arbitration in Oklahoma pursuant to the provisions of the Franchise Agreement. That motion was denied in favor of Plantiff's Motion to Compel Arbitration in California. The Company has filed a motion to certify the District Court's ruling for immediate appeal to the United States Court of Appeals for the 9th Circuit. It is too early in the proceeding to determine the probability, if any, of the Plantiff's prevailing based upon the allegations made in their Complaint. There have been no material developments in the litigation brought by CD Partners L.L.C. as the parties are still awaiting the appointment of a third member to the Arbitration Panel. It is too early in the Arbitration Proceeding to determine the probability, if any, of the Plaintiff's prevailing based upon the allegations in their Demand.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits

            None

       (b)  Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.


                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CD WAREHOUSE, INC.,
                               a Delaware corporation


Date: May 4, 2001              /s/ Christopher M. Salyer
                               -------------------------------------------------
                               Christopher M. Salyer
                               Chairman of the Board of Directors;
                               President and Chief Executive Officer



Date: May 4, 2001              /s/ Doyle E. Motley
                               -------------------------------------------------
                               Senior Vice-President and Chief Financial Officer