Form 10-Q
period 2001-06-30
CD WAREHOUSE INC
filed 2001-08-14
CIK 1025822

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended June 30, 2001

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________.



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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 10, 2001 was 3,660,295.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                  Page
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets - December 31, 2000 and
               June 30, 2001 (unaudited).........................................    3

               Condensed Consolidated Statements of Operations - Three months
               and six months ended June 30, 2000 and 2001 (unaudited)...........    4

               Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 2000 and 2001 (unaudited)................................    5

               Notes to Condensed Consolidated Financial Statements (unaudited)..    6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.........................................    7

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk........   12

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.................................................   12

     Item 4.   Submission of Matters to a Vote of Security Holders...............   12

     Item 5.   Other Information.................................................   13

     Item 6.   Exhibits and Reports on Form 8-K..................................   13

     Signatures..................................................................   13

                        PART I.   FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                              CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at June 30, 2001 is unaudited)


                                    ASSETS

                                                                   December 31,              June 30,
                                                                      2000                     2001
                                                               -----------------       ------------------
Current assets:
    Cash and cash equivalents                                        $   637,035              $   729,543
    Accounts receivable, net                                             582,908                  453,543
    Merchandise inventory                                              8,227,205                8,409,542
    Prepaid expenses and other                                           257,446                  325,245
                                                               -----------------       ------------------
                  Total current assets                                 9,704,594                9,917,873

Furniture, fixtures and equipment, net                                 2,061,266                1,911,071

Intangible and other assets, net                                       7,941,262                7,566,425

                  Total assets                                       $19,707,122              $19,395,369
                                                               =================       ==================


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $   469,655              $   329,188
    Accrued liabilities                                                1,426,283                  980,545
    Advances and deposits                                                174,500                   88,000
                                                               -----------------       ------------------
                  Total current liabilities                            2,070,438                1,397,733

Long-term debt                                                         4,421,857                5,038,202

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued                                                 --                       --
    Common stock, $.01 par value; 10,000,000 shares
      authorized, 3,660,295 issued and outstanding
      at December 31, 2000 and June 30, 2001                              36,603                   36,603
    Additional paid-in-capital                                        21,828,756               21,828,756
    Accumulated deficit                                               (8,650,532)              (8,905,925)
                                                               -----------------       ------------------
                  Total stockholders' equity                          13,214,827               12,959,434
                                                               -----------------       ------------------
                  Total liabilities and stockholders' equity         $19,707,122              $19,395,369
                                                               =================       ==================

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                 Three Months Ended                    Six Months Ended
                                                          ------------------------------         ------------------------------
                                                          June 30, 2000    June 30, 2001         June 30, 2000    June 30, 2001
                                                          -------------    -------------         -------------    -------------
Revenues:
  Company operations:
    Retail store sales                                       $6,802,988       $5,702,661           $13,992,916      $11,365,622
    Wholesale merchandise sales                                 202,989          161,678               431,496          257,718
    Software income, net                                          7,500            3,000                12,000            9,000
  Franchise operations:
    Royalty income                                              971,621          789,568             1,897,243        1,560,698
    Franchise and development fees                               38,000           33,000                75,500           58,000
                                                          -------------    -------------         -------------    -------------
      Total revenues                                          8,023,098        6,689,907            16,409,155       13,251,038

Operating costs and expenses:
    Cost of sales - retail store sales                        4,176,650        3,519,227             8,620,163        6,956,453
    Cost of sales - wholesale merchandise sales                 159,069          132,813               334,266          197,875
    Retail store operating expenses                           2,389,829        1,907,694             4,912,971        3,821,087
    General and administrative                                1,049,611          873,776             2,046,202        1,768,049
    Depreciation and amortization                               517,161          305,579             1,013,710          609,359
                                                          -------------    -------------         -------------    -------------
      Total operating costs and expenses                      8,292,320        6,739,089            16,927,312       13,352,823
                                                          -------------    -------------         -------------    -------------
Operating loss                                                 (269,222)         (49,182)             (518,157)        (101,785)

Other expense, net                                             (113,439)         (93,683)             (210,677)        (153,608)
                                                          -------------    -------------         -------------    -------------

Loss before income taxes                                       (382,661)        (142,865)             (728,834)        (255,393)

Credit for income taxes                                              --               --              (128,800)              --
                                                          -------------    -------------         -------------    -------------

Net loss                                                     $ (382,661)      $ (142,865)           $ (600,034)     $  (255,393)
                                                          =============    =============         =============    =============

Net loss per share-basic and diluted                         $     (.10)            $(.04)                 $(.16)           $(.07)
                                                          =============    =============         =============    =============

Weighted average diluted  common shares                       3,660,295       3,660,295                3,660,295        3,660,295
                                                          =============    =============         =============    =============

                           (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     Six Months Ended
                                                                ---------------------------
                                                                 June 30,        June 30,
                                                                   2000            2001
                                                                ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                     $ (600,034)      $  (255,393)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
    Depreciation and amortization                               1,013,710           609,359
    Gain on disposal of assets                                     (5,221)           (1,252)
    Changes in operating assets and liabilities,
     exclusive of business acquisitions:
      Accounts receivable, net                                    282,984           129,365
      Inventories                                                 111,617          (182,337)
      Prepaid expenses and other                                 (127,790)         (117,357)
      Refundable income taxes                                     475,921                 -
      Other assets                                                 25,942            43,002
      Accounts payable                                         (1,066,307)         (140,467)
      Accrued liabilities                                        (257,978)         (410,286)
      Advances and deposits                                        (7,227)          (86,500)
                                                                ----------      -----------
  Total adjustments                                               445,651          (156,473)
                                                                ----------      -----------
  Net cash used for operating activities                         (154,383)         (411,866)

CASH FLOW FROM INVESTING ACTIVITIES:
  Note receivable - collections                                    45,188            12,723
  Purchase of furniture, fixtures and equipment                  (209,308)          (93,242)
  Proceeds from disposal of assets                                500,505             4,000
  Acquisition of businesses                                      (396,164)                -
                                                                ----------      -----------
  Net cash used for investing activities                          (59,779)          (76,519)


CASH FLOW FROM FINANCING ACTIVITIES:
  Notes Payable:
    Advances                                                   10,064,155         7,412,793
    Repayments                                                (10,116,359)       (6,831,900)
                                                                ----------      -----------
  Net cash provided (used) by financing activities                (52,204)          580,893
                                                                ----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (266,366)           92,508

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,069,560           637,035
                                                                ----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  803,194      $   729,543
                                                                ==========      ===========


                           (See accompanying notes)

                              CD WAREHOUSE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.   ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The condensed consolidated financial statements as of December 31, 2000 and June 30, 2001 and for the three and six months ended June 30, 2000 and 2001, include the accounts of CD Warehouse, Inc. (the "Company") and its wholly owned subsidiaries, Compact Discs Management, Inc. and CD Warehouse Finance Company. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 2000 Form 10-KSB.

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

NOTE 3.   EARNINGS PER SHARE

     Shares used in the computation of diluted earnings per share exclude possibly dilutive outstanding stock options and warrants in as much as all possibly dilutive common stock equivalents were antidilutive for the three and six month periods ended June 30, 2000 and 2001.

NOTE 4.   INCOME TAXES

     The Company's income tax expense for the six months ended June 30, 2001 differs from the statutory rate due to a valuation allowance being recorded against the net operating loss carryforwards.

NOTE 5.   OPERATING LOSSES AND MANAGEMENT'S PLANS

     Management's plans for 2001 are focused on improving the operating results of its Company stores through increased emphasis on new merchandise to be offered in the stores, principally new and used DVDs, and through continued efforts to reduce store operating costs. Additionally the Company has determined to focus its efforts on market expansion through increased franchised domestic and international store development rather than company owned store development. The Company expects to open 20 to 25 new franchised stores during 2001.

     The Company's future operations are dependent on the successful implementation of management's plans to return to profitability and maintain sufficient working capital to sustain such operations.

     In the three and six month periods ended June 30, 2001 the Company experienced declines in comparable retail store sales from the same periods in fiscal 2000. It is presently the Company's belief that these declines are temporary and caused largely due to lack of new releases of music in 2001. Further, the Company believes its decline in comparable retail store sales are consistent with that currently experienced by others in the retail music industry. Since the Company believes these situations are not reflective of the Company's brand and currently believes the introduction of digital versatile discs (DVDs) represents profitable sales growth opportunities for the Company and its franchise community, the Company does not presently intend to close additional stores based on this current situation. Thus, no provision for additional store impairment has been made for the six month period ended June 30, 2001; however, should this decline in comparable retail store sales continue and/or the Company not experience favorable operating results from the introduction of DVDs into its operations, this evaluation could change in the near term, which could result in the need for future provisions for impairment of goodwill and long-lived assets.

NOTE 6.   NEW ACCOUNTING PRONOUNCEMENT

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangibles (SFAS #142). SFAS #142 is effective for fiscal years beginning after December 15, 2001 and generally provides for a non-amortization methodology related to goodwill and certain other intangibles. Under SFAS #142 the Company will be required to perform a review for impairment whenever indicators of impairment are present or at least annually. The Company expects to adopt SFAS #142 on January 1, 2002. The Company is currently analyzing the statement to determine the future effects upon the Company upon adoption. As of June 30, 2001 the Company has a net book value associated with goodwill of $7.3 million, which resulted in amortization expense of $318,000 and $457,000 for the six months ended June 30, 2001 and 2000, respectively.

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

Results of Operations

     The Company derives its revenues primarily from retail sales from its company-owned stores, wholesale merchandise sales to franchisees of the Company and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees and software income. Retail store cost of sales and operating expenses relate directly to company-owned retail store sales. Wholesale merchandise sales and associated cost of sales relate to the Company's franchising operations. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to company-owned store operations, as well as the Company's franchising operations. The number and sales volumes of company-owned retail stores directly affect the Company's revenues and expenses. The Company's revenues and, to a lesser extent, expenses, also are affected by the number and sales volumes of franchised stores. Initial franchise fees are directly affected by the number of franchised store openings.

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income:

                                                     Three Months Ended June 30,                      Six Months Ended June 30,
                                                   -------------------------------                  -----------------------------
                                                     2000                   2001                      2000                 2001
                                                   --------               --------                  --------             --------
Revenues:
  Retail store sales                                  84.8%                 85.2%                    85.3%                 85.8%
  Wholesale merchandise sales                          2.5                   2.4                      2.6                   1.9
  Software income, net                                  .1                    .1                       .1                    .1
  Royalty income                                      12.1                  11.8                     11.6                  11.8
  Franchise and development fees                        .5                    .5                       .4                    .4
                                                     -----                 -----                    -----                 -----
     Total Revenues                                  100.0%                100.0%                   100.0%                100.0%
                                                     =====                 =====                    =====                 =====

Operating costs and expenses:
  Cost of sales-retail stores sales (1)               61.4%                 61.7%                    61.6%                 61.2%
  Cost of sales-wholesale merchandise sales (2)       78.4                  82.1                     77.5                  76.8
  Retail store operating expenses (1)                 35.1                  33.5                     35.1                  33.6
  General and administrative                          13.1                  13.1                     12.5                  13.3
  Depreciation and amortization                        6.4                   4.6                      6.2                   4.6

Operating loss                                        (3.4)                  (.7)                    (3.2)                  (.8)

Other expense, net                                    (1.4)                 (1.4)                    (1.3)                 (1.2)

Net loss                                             (4.8)%                (2.1)%                   (3.7)%                (2.0)%

(1)  As percentage of retail store sales.
(2)  As percentage of wholesale merchandise sales.

                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                        ---------------------------            -----------------------------
                                                            2000            2001                   2000              2001
                                                        -----------     -----------            -----------       -----------
Sales Data:
System wide sales: (A)
  CD Warehouse                                          $23,011,882     $21,621,139            $45,509,063       $42,880,631
  Disc Go Round                                           2,821,193       1,946,892              6,826,729         3,938,809
                                                        -----------     -----------            -----------       -----------
                                                        $25,833,075     $23,568,031            $52,335,792       $46,819,440
                                                        ===========     ===========            ===========       ===========

Percentage increase (decrease): (A)

   CD Warehouse                                                  22%             (6)%                   28%               (6)%
   Disc Go Round                                                (63)%           (31)%                  (56)%             (42)%

Average monthly sales per store: (A)

   CD Warehouse                                         $    29,130     $    28,192            $    29,494       $    27,899
   Disc Go Round                                        $    21,832     $    22,946            $    21,951       $    22,507

Change in comparable retail store sales: (B)

   CD Warehouse                                                   1%             (8)%                    3%               (7)%
   Disc Go Round                                                (4)%             (1)%                    -%               (2)%


(A) Represents the aggregate amounts for both Company owned stores and franchise stores.
(B) Represents percentage increase (decrease) only for stores open in both periods reported.

     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System for the six months ended June 30, 2001.

                                          December 31,                                                            June 30,
                                              2000               Open             Close           Transfer          2001
                                          ------------          ------            -----           --------        --------
Franchise Stores
  Domestic - CD Warehouse                          189               7              (11)                 -             185
  Domestic - Disc Go Round                          42               -              (13)                 -              29
                                          ------------          ------            -----           --------        --------
                                                   231               7              (24)                 -             214

  International - CD Warehouse                      13               7               (1)                 -              19
  International - Disc Go Round                      1               -                -                  -               1
                                          ------------          ------            -----           --------        --------
                                                    14               7               (1)                 -              20

Company-owned Stores
  Domestic - CD Warehouse                           64               1               (1)                 -              64
  Domestic - Disc Go Round                          --               -                -                  -               -
                                          ------------          ------            -----           --------        --------
                                                    64               1               (1)                 -              64
                                          ------------          ------            -----           --------        --------
                                                   309              15              (26)                 -             298
             Total                        ============          =======           =====           ========        ========

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000 (all numbers rounded to the nearest thousand)

     Revenues

     Retail store sales decreased $1,100,000 to $5,703,000 for the three months ended June 30, 2001, compared to $6,803,000 for the three months ended June 30, 2000. The 16% decrease in retail store sales is the result of having 64 Company retail stores in operations for the three months ended June 30, 2001 compared to 74 stores during the same period in 2000 and the 9% decrease in comparable retail store sales during the three months ended June 30, 2001 compared to the same period in 2000. The Company believes the decline in comparable retail store sales is consistent with others in the retail music industry and is largely attributable to the lack of new releases of music. The Company closed nine company-owned stores during the fourth quarter of 2000 because of their unprofitability.

     Wholesale merchandise sales decreased $41,000 to $162,000 for the three months ended June 30, 2001, compared to $203,000 for the same period in 2000. The decrease is due to the net reduction of 16 CD Warehouse franchised stores in operation during the three months ended June 30, 2001 compared to the same period in 2000.

     Royalty income decreased $182,000 to $790,000 for the three months ended June 30, 2001 compared to $972,000 for the three months ended June 30, 2000. The reduction can be attributed to 1) net decrease of 16 franchise stores operating as of June 30, 2001 compared to June 30, 2000, 2) decrease in comparable retail store sales between the periods and 3) the Company's reduction of franchisees' royalty rate on new product sales from 5% to 4% effective from the fourth quarter of 2000.

     The company anticipates opening 20 to 25 new franchise stores during 2001.

     Costs and Expenses

     Cost of sales for retail store sales decreased $657,000 for the three months ended June 30, 2001 compared to the same period in 2000. This 16% decrease is consistent with the decline in retail store sales discussed above. Cost of sales as a percentage of sales for both the three months ended June 30, 2001 and 2000 was approximately 61%.

     Cost of sales for wholesale merchandise decreased $26,000 to $133,000 for the three months ended June 30, 2001, compared to $159,000 for the three months ended June 30, 2000. The decrease is consistent with the decrease in wholesale merchandise sales.

     Retail store operating expenses decreased $482,000 to $1,908,000 for the three months ended June 30, 2001, compared to $2,390,000 for the three months ended June 30, 2000. This 20% decline is due to the decrease of company-owned stores discussed above. Retail store operating expense was 34% of retail store revenue for the three months ended June 30, 2001, compared to 35% of retail store revenue for the same period in 2000. The decrease in retail store operating expense as a percentage of retail store revenue is attributable to decrease in advertising and payroll costs.

     General and administrative expenses decreased by $176,000 to $874,000 for the three months ended June 30, 2001, compared to $1,050,000 for the three months ended June 30, 2000. This decrease can be primarily attributed to the elimination of expenses relating to the Company's E-commerce site which ceased operating in September, 2000.

     Depreciation and Amortization

     Depreciation and amortization decreased $211,000 to $306,000 for the three months ended June 30, 2001, compared to $517,000 for the same period in 2000. The decrease can be attributed to the write-offs and impairment of certain assets with net carrying costs of $6,029,000 during the last two quarters of 2000, and the net decrease of nine company-owned retail stores operating as of June 30, 2001 compared to June 30, 2000.

     Net Loss

     The Company experienced a net loss of $143,000 for the three months ended June 30, 2001, compared to a net loss of $383,000 during the same period in 2000. The decrease in net loss was due primarily to the total operating costs and expenses, as a percentage of total revenue, decreasing 3% for the three months ended June 30, 2001 compared to the same period in 2000.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000 (all numbers rounded to the nearest thousand)

     Revenues

     Retail store sales decreased $2,627,000 to $11,366,000 for the six months ended June 30, 2001, compared to $13,993,000 for the six months ended June 30, 2000. The 19% decrease in retail store sales is the result of having 64 Company retail stores in operations for the six months ended June 30, 2001 compared to 74 stores during the same period in 2000 and the 11% decrease in comparable retail store sales during the six months ended June 30, 2001 compared to the same period in 2000. The Company believes the decline in comparable retail store sales is consistent with others in the retail music industry and is largely attributable to the lack of new releases of music. The Company closed nine company-owned stores during the fourth quarter of 2000 because of their unprofitability.

     Wholesale merchandise sales decreased $173,000 to $258,000 for the six months ended June 30, 2001, compared to $431,000 for the same period in 2000. The decrease is due to the net reduction of 16 CD Warehouse franchised stores in operation during the six months ended June 30, 2001 compared to the same period in 2000.

     Royalty income decreased $336,000 to $1,561,000 for the six months ended June 30, 2001 compared to $1,897,000 for the six months ended June 30, 2000. The reduction can be attributed to 1) net decrease of 16 franchise stores operating as of June 30, 2001 compared to June 30, 2000, 2) decrease in comparable retail store sales between the periods and 3) the Company's reduction of franchisees' royalty rate on new product sales from 5% to 4% effective from the fourth quarter of 2000.

     The company anticipates opening 20 to 25 new franchise stores during 2001.

     Costs and Expenses

     Cost of sales for retail store sales decreased $1,664,000 for the six months ended June 30, 2001 compared to the same period in 2000. This 19% decrease is consistent with the decline in retail store sales discussed above. Cost of sales as a percentage of sales for both the six months ended June 30, 2001 and 2000 was approximately 61%.

     Cost of sales for wholesale merchandise decreased $136,000 to $198,000 for the six months ended June 30, 2001, compared to $334,000 for the six months ended June 30, 2000. The decrease is consistent with the decrease in wholesale merchandise sales.

     Retail store operating expenses decreased $1,092,000 to $3,821,000 for the six months ended June 30, 2001, compared to $4,913,000 for the six months ended June 30, 2000. This 22% decline is due to the decrease of company-owned stores discussed above. Retail store operating expense was 34% of retail store revenue for the six months ended June 30, 2001, compared to 35% of retail store revenue for the same period in 2000. The decrease in retail store operating expense as a percentage of retail store revenue is attributable to decrease in advertising and payroll costs.

     General and administrative expenses decreased by $278,000 to $1,768,000 for the six months ended June 30, 2001, compared to $2,046,000 for the six months ended June 30, 2000. This decrease can be primarily attributed to the elimination of expenses relating to the Company's E-commerce site which ceased operating in September, 2000.

     Depreciation and Amortization

     Depreciation and amortization decreased $405,000 to $609,000 for the six months ended June 30, 2001, compared to $1,014,000 for the same period in 2000. The decrease can be attributed to the write-offs and impairment of certain assets with net carrying costs of $6,029,000 during the last two quarters of 2000, and the net decrease of nine company-owned retail stores operating as of June 30, 2001 compared to June 30, 2000.

     Net Loss

     The Company experienced a net loss of $255,000 for the six months ended June 30, 2001, compared to a net loss of $600,000 during the same period in 2000. The decrease in net loss was due primarily to the total operating costs and expenses, as a percentage of total revenue, decreasing 2% for the six months ended June 30, 2001 compared to the same period in 2000. The decrease in net loss for the six months ended June 30, 2001 was also affected by a tax credit of $129,000 being reflected in the net loss for the six months ended June 30, 2000 with no comparable credit provided in 2001.

Liquidity and Capital Resources

     At June 30, 2001, the Company had working capital of $8,520,000 and cash and cash equivalents aggregating $730,000, compared to working capital of $7,634,000 and cash and cash equivalents of $637,000 at December 31, 2000. Net cash used by operating activities was $412,000 for the six months ended June 30, 2001, compared to net cash used for operating activities of $154,000 for the six months ended June 30, 2000. The net cash used for operating activities for the six months ended June 30, 2001 relates to a decrease in accrued liabilities, which related primarily to the payment of $200,000 of the lease liability accruals for closed stores recorded in the fourth quarter of 2000. The net cash used by operations for the six months ended June 30, 2000 relates to the reduction of accounts payable.

     Net cash used for investing activities was $77,000 for the six months ended June 30, 2001, compared to $60,000 for the same period in 2000. The net cash used for investing activities for the six months ended June 30, 2001 relates to the Company's purchase of fixed assets. The net cash used for investing activity for six months ended June 30, 2000 relates to the acquisition of 4 stores offset by the sale of 4 stores.

     Net cash provided from financing activities was $581,000 for the six months ended June 30, 2001, compared to net cash used for financing activities of $52,000 for the same period in 2000. The net cash provided from financing in 2001 relates to the net increase in borrowings under the Company's revolving credit facility with an asset-based lender. The net cash used by financing activities for the six months ended June 30, 2000, relates to a net increase of $180,000 in borrowings under the Company's revolving credit facility offset by reduction in notes payables associated with store acquisitions.

     The Company is in the process of developing, testing and eventually implementing a new Point of Sale (POS) system for use in all franchised and Company-owned stores. The POS system is currently being tested to ensure stability and compatibility, and it is anticipated that it will become available for general release during the fourth quarter of 2001. Over the course of this implementation, which is expected to be complete in 2002, the Company will have invested in excess of $1 million in this technology. The Company expects to fund this process through cash flow from operations and the existing credit facility.

     In addition to its working capital at June 30, 2001, the Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. As of June 30, 2001 the Company had $5,038,000 outstanding under the Facility. The term of the Facility expires in December 2002, at which time the principal and unpaid interest are due. Amounts borrowed under the Facility bear a variable rate of interest equal to an index rate (of thirty-day commercial paper) plus 2.75%. Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of June 30, 2001 were approximately $381,000. All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

     During the last two quarters of 2000, the Company recorded write-offs and impairment of $6,029,000 relating to underperforming stores, the Company's E-commerce efforts and goodwill relating to its previous acquisition of Disc Go Round. Several of the underperforming stores were closed as of December 31, 2000 resulting in a provision for closed stores of $640,000. Because of these factors, the Company did not meet the fixed charge coverage or minimum tangible net worth covenants required by its lender. The lender waived both covenants for the year ended December 31, 2000. The Facility has been amended to revise the financial covenants to amounts expected to be achieved by the Company in the future reporting periods. As of June 30, 2001, the Company was in compliance with these financial covenants. Under the minimum tangible net worth covenant, the Company will be required to have a minimum of $6.0 million as of December 31, 2001, of which the Company had $5.7 million at June 30, 2001. The Company presently believes it will achieve this threshold as of December 31, 2001; however there is no assurance that the Company will meet or exceed its current operating results expectations. It is the Company's opinion that the current working capital at June 30, 2001 combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

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

                          Part II - Other Information

Item 1.   Legal Proceedings.

     There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-KSB for the year ended December 31, 2000. The Zokayi and Nakhjavani franchisee litigation discussed in Item 3 of the Company's Form 10-KSB for the year ended December 31, 2000, will proceed in arbitration. The Company will likely appeal the District Court's Decision to compel arbitration in California to the United States Court of Appeals for the 9th Circuit. It is too early in the proceeding to determine the probability, if any, of the Plantiff's prevailing based upon the allegations made in their Complaint. There have been no material developments in the litigation brought by CD Partners L.L.C. as the parties are still awaiting the appointment of a third member to the Arbitration Panel. It is too early in the Arbitration Proceeding to determine the probability, if any, of the Plaintiff's prevailing based upon the allegations in their Demand.

Item 4.   Submission of Matters to Vote of Security Holders

     The Company held its annual stockholders' meeting on May 1, 2001. Two proposals were voted on by the Company's stockholders: 1) election of directors, and 2) ratification of the appointment of Ernst & Young LLP as independent auditors. All proposals were approved by a majority of the votes cast at the meeting as follows:

     (a)  Two directors were elected to serve a three-year term.

          Stephen B. Browne and Norman R. Proulx were elected as Class 3 directors for a term expiring at the 2004 annual meeting. Mr. Browne was elected with 3,006,677 votes for, 0 votes against and 329,203 abstained. Mr. Proulx was elected with 3,003,677 votes for, 0 against and 332,203 abstained. Christopher M. Salyer, who is a Class 1 director with a term expiring at the 2003 annual meeting, and Robert
          O. McDonald, who is a Class 2 director with a term expiring at the 2002 annual meeting, were not up for reelection and continued on as directors.

     (b) Ratification of the appointment of Ernst & Young LLP as independent auditors:

          In favor:    3,310,505
          Against:        24,216
          Abstain:           760

Item 5.   Other Information

     On August 8, 2001 David S. Race resigned his position of Vice-President and Chief Operating Officer ("COO") of the Company. Mr. Race has been with the Company since March 1999 and held the position of COO for the last twelve months.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CD WAREHOUSE, INC.,
                                  a Delaware corporation


Date: August 14, 2001             /s/ Christopher M. Salyer
                                  -----------------------------------------
                                  Christopher M. Salyer
                                  Chairman of the Board of Directors;
                                  President and Chief Executive Officer



Date: August 14, 2001             /s/ Doyle E. Motley
                                  -----------------------------------------
                                  Doyle E. Motley
                                  Senior Vice-President and Chief Financial
                                  Officer