Form 10-Q
period 2001-09-30
CD WAREHOUSE INC
filed 2001-11-13
CIK 1025822

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 2001

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to __________________.


                        Commission File Number 000-21887


                               CD WAREHOUSE, INC.
                               ------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                        73-1504999
          --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


900 North Broadway, Oklahoma City, Oklahoma                           73102
-------------------------------------------                           -----
  (Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code: (405) 236-8742


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X         No
                                  ------         -----

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of November 13, 2001 was 3,660,295.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                   Page
PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets - December 31, 2000 and
                September 30, 2001 (unaudited)....................................    3

                Condensed Consolidated Statements of Operations - Three months
                and nine months ended September 30, 2000 and 2001 (unaudited).....    4

                Condensed Consolidated Statements of Cash Flows - Nine months
                ended September 30, 2000 and 2001 (unaudited).....................    5

                Notes to Condensed Consolidated Financial Statements (unaudited)..    6

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.........................................    9


        Item 3. Quantitative and Qualitative Disclosures about Market Risk........   16

PART II.        OTHER INFORMATION

        Item 1. Legal Proceedings.................................................   16

        Item 5. Other Information.................................................   18

        Item 6. Exhibits and Reports on Form 8-K..................................   19

        Signatures................................................................   20

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CD WAREHOUSE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at September 30, 2001 is unaudited)

                                     ASSETS

                                                                December 31,               September 30,
                                                                    2000                        2001
                                                            -----------------          ------------------
Current assets:
    Cash and cash equivalents                                     $   637,035                $    767,349
    Accounts receivable, net                                          582,908                     485,943
    Merchandise inventory                                           8,227,205                   8,302,378
    Prepaid expenses and other                                        257,446                     291,495
                                                               --------------              --------------
                  Total current assets                              9,704,594                   9,847,165


Furniture, fixtures and equipment, net                              2,061,266                   1,782,940

Goodwill and intangibles                                            7,602,132                          --

Other assets                                                          339,130                     264,613
                                                               --------------              --------------
                  Total assets                                    $19,707,122                $ 11,894,718
                                                               ==============              ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $   469,655                $    376,259
    Accrued liabilities                                             1,426,283                   1,156,835
    Advances and deposits                                             174,500                     103,500
                                                            -----------------          ------------------
                  Total current liabilities                         2,070,438                   1,636,594

Long-term debt                                                      4,421,857                   4,884,869

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued                                              --                          --
    Common stock, $.01 par value; 10,000,000 shares
      authorized, 3,660,295 issued and outstanding
      at December 31, 2000 and September 30, 2001                      36,603                      36,603
    Additional paid-in-capital                                     21,828,756                  21,828,756
    Accumulated deficit                                            (8,650,532)                (16,492,104)
                                                               --------------              --------------
                  Total stockholders' equity                       13,214,827                   5,373,255
                                                               --------------              --------------
                  Total liabilities and stockholders' equity      $19,707,122                $ 11,894,718
                                                               ==============              ==============

                            (See accompanying notes)

                              CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               Three Months Ended                       Nine Months Ended
                                          -------------------------------        ------------------------------
                                            September          September           September         September
                                            30, 2000           30, 2001            30, 2000          30, 2001
                                          -----------         -----------        -----------        -----------
Revenues:
   Company operations
      Retail store sales                  $ 6,264,135         $ 5,744,196        $20,257,051        $17,109,818
      Wholesale merchandise sales             233,251             172,572            664,747            430,290
      Software income, net                     16,500               9,000             28,500             18,000
   Franchise operations:
      Royalty income                          884,517             833,750          2,781,760          2,394,448
      Franchise and development fees           72,500              31,000            148,000             89,000
                                          -----------         -----------        -----------        -----------
              Total revenues                7,470,903           6,790,518         23,880,058         20,041,556

Operating costs and expenses:
      Cost of sales - retail stores sales   3,754,805           3,533,580         12,374,968         10,490,033
      Cost of sales -wholesale
         merchandise sales                    292,927             154,865            627,193            352,740
      Retail store operating expenses       2,342,296           1,945,486          7,255,267          5,766,573
      General and administrative            1,155,121           1,206,525          3,201,323          2,974,574
      Depreciation and amortization           496,164             305,108          1,509,874            914,467
      Provision for impairment              6,033,885           7,136,527          6,033,885          7,136,527
                                          -----------         -----------        -----------        -----------
              Total operating costs
                and expenses               14,075,198          14,282,091         31,002,510         27,634,914
                                          -----------         -----------        -----------        -----------
Operating loss                             (6,604,295)         (7,491,573)        (7,122,452)        (7,593,358)

Other income (expense):
       Interest expense                      (121,704)            (86,541)          (368,483)          (291,373)
       Other income (expense), net            (10,296)             (8,065)            25,806             43,159
                                          -----------         -----------        -----------        -----------
              Total other income
                (expense)                    (132,000)            (94,606)          (342,677)          (248,214)
                                          -----------         -----------        -----------        -----------

Loss before income taxes                   (6,736,295)         (7,586,179)        (7,465,129)        (7,841,572)

Provision for income taxes                    128,800                  --                 --                 --
                                          -----------         -----------        -----------        -----------

Net loss                                  $(6,865,095)        $(7,586,179)       $(7,465,129)       $(7,841,572)
                                          ===========         ===========        ===========        ===========

Net loss per share-basic and diluted      $     (1.88)        $     (2.07)       $     (2.04)       $     (2.14)
                                          ===========         ===========        ===========        ===========

Weighted average diluted common shares      3,660,295           3,660,295          3,660,295          3,660,295
                                          ===========         ===========        ===========        ===========

                            (See accompanying notes)

                               CD WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Nine Months Ended
                                                                 ---------------------------------------
                                                                 September 30,             September 30,
                                                                     2000                      2001
                                                                 -------------            --------------
CASH FLOWS FROM OPERATING ACTIVITES:
     Net loss                                                      $(7,465,129)              $(7,841,572)
     Adjustments to reconcile net loss to net cash
      Used for operating activities:
          Depreciation and amortization                              1,509,874                   914,467
          Gain on disposal of assets                                    (4,421)                   (2,999)
          Provision for impairment                                   6,033,885                 7,136,527
          Deferred income taxes                                        (47,000)                        -
          Changes in operating assets and liabilities,
           exclusive of business acquisitions:
                     Accounts receivable, net                          344,087                    96,965
                     Inventories                                       278,574                   (75,173)
                     Prepaid expenses and other                       (197,179)                 (108,713)
                     Refundable income taxes                           653,552                         -
                     Other assets                                      113,878                    53,811
                     Accounts payable                               (1,095,118)                  (93,396)
                     Accrued liabilities                              (145,373)                 (233,996)
                     Advances and deposits                              42,500                   (71,000)
                                                                 -------------            --------------
     Total adjustments                                               7,487,259                 7,616,493
                                                                 -------------            --------------
     Net cash provided by (used for) operating activities               22,130                  (225,079)

CASH FLOW FROM INVESTING ACTIVITIES:
     Note receivable - collections                                      68,772                    19,032
     Purchase of furniture, fixtures and equipment                    (285,806)                 (101,699)
     Proceeds from disposal of assets                                  554,505                    10,500
     Acquisition of businesses                                        (396,164)                        -
                                                                 -------------            --------------
     Net cash used for investing activities                            (58,693)                  (72,167)


CASH FLOW FROM FINANCING ACTIVITIES:
     Notes Payable:
          Advances                                                  14,502,324                10,800,713
          Repayments                                               (14,640,611)              (10,373,153)
                                                                 -------------            --------------
     Net cash provided by (used for) financing activities             (138,287)                  427,560
                                                                 -------------            --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (174,850)                  130,314

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,069,560                   637,035
                                                                 -------------            --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    894,710              $    767,349
                                                                 =============            ==============

                            (See accompanying notes)

                               CD WAREHOUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.  ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The condensed consolidated financial statements as of December 31, 2000 and September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001, include the accounts of CD Warehouse, Inc. (the "Company") and its wholly owned subsidiaries, Compact Discs Management, Inc. and CD Warehouse Finance Company. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items, except for those related to the provision for impairment for the three and nine months ended September 30, 2000 and 2001. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 2000 Form 10-KSB.

NOTE 2.  CONTINGENT MATTERS

     The US District Court for the Central District of California compelled arbitration of the parties' disputes in California. On January 3, 2001, Zokayi and Nakhjavani, franchisee of the Company, filed a complaint arguing fraud and breach of contract and seeking $400,000 in damages as well as rescission of the Franchise Agreement. The issue of arbitration venue is currently on appeal to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit ordered mediation that was successfully conducted on October 17, 2001. The parties, subject to approval by the Company's primary lender, are working out a formal written settlement agreement.

     On or about October 4, 2001, a purported shareholder derivative lawsuit was filed by Brent Galyon against Christopher M. Salyer, the President, Chief Executive Officer, and Chairman of the Board of Directors of the Company, and against three other of the Company's directors: Stephen B. Browne, K. Douglas Martin, and Norman R. Proulx. The Company was named as "nominal defendant." This suit was filed without demand being made on the Company's Board of Directors. The suit does not name as a defendant the Company's fifth director, Robert O. McDonald. The plaintiff alleges that the named directors of the Company breached certain of their fiduciary duties in connection with certain transactions, primarily Mr. Salyer's employment agreement and the relocation of the Company's corporate offices to facilities owned by Mr. Salyer. The plaintiff further alleges that the named defendants failed to properly consider an alleged offer to acquire the Company for a price of $1.00 to $1.25 per share and agreed to reduce certain royalty rates to its franchisees, both of which plaintiff alleges were breaches of the directors' fiduciary duties. The plaintiff seeks a declaration that the lawsuit may be maintained as a derivative action, an injunction against defendants to prevent further waste of corporate assets and gross mismanagement, and compensatory and punitive damages in excess of $1,000,000, as well as attorneys' fees and costs. On October 25, 2001, the Company and the named defendants filed a Motion to Dismiss, based primarily on the grounds that the plaintiff failed to make demand upon the Board of Directors and also filed a Motion to Disqualify plaintiff's counsel. Both motions are set for hearing on November 30, 2001. The Company and the named defendants believe that this lawsuit is without merit and intend to vigorously defend against the suit.

     A demand for arbitration was filed with the American Arbitration Association (Dallas, Texas office) against the Company by Lyle M. Larson on October 15, 2001. Mr. Larson owns one franchise store. The demand alleges that the Company has breached certain provisions of the franchise agreements and also alleges fraudulent misrepresentation and negligent misrepresentation by the Company. The demand further alleges that the Company and Mr. Salyer (although Mr. Salyer is not named as a respondent) violated certain provisions of the Texas Deception Trade Practices Act (the "TDTPA"). Mr. Larson seeks unspecified damages, punitive damages, interest and attorney's fees, as well as rescission of the franchise agreements.

     A demand for arbitration was filed with the American Arbitration Association (Dallas, Texas office) by P. Mac Music, Inc., B. Paul MacDougall and Peggy MacDougall (together, the "MacDougalls") against the Company and Mr. Salyer on October 4, 2001. The MacDougalls own three franchise stores. The MacDougall's allegations are substantially the same as Larson's, except the MacDougalls also claim that the Company violated certain Illinois franchise laws. The MacDougalls seek $75,000 in damages, punitive damages, interest, and attorney's fees, as well as the rescission of the franchise agreements.

     A demand for arbitration was filed with the American Arbitration Association (Dallas, Texas office) by THF, Inc., Joanne Hill and Paul Hill (together, the "Hills") against the Company on October 22, 2001. The Hills own two franchise stores. The Hill's allegations are substantially the same as Larson's, excluding the allegations under the TDTPA. The Hills seek unspecified damages, punitive damages, interest and attorney's fees, as well as rescission of the franchise agreements.

     The Company and Mr. Salyer believe that all of the above claimants' allegations are without merit and intend to vigorously defend against such claims.

NOTE 3.  IMPAIRMENT OF LONG-LIVED ASSETS

     In October 2001, the Company entered into a letter of intent with Djangos, a private company headquartered in Portland, Oregon, who offered $1.50 per share for each share of the Company's stock. The transaction is subject to, among other things, the completion of due diligence, entering into definite agreements, approval by the parties' board of directors, receipt of fairness opinions from the Company's financial advisor and approval by the Company's shareholders. On September 28, 2001, the Company's stock closed at $.27 per share.

     As a result of the execution of the letter of intent and current year operating losses, the Company reviewed future cash flows to determine the extent of impairment of its long-lived assets, including its goodwill and other intangible assets. As a result of this review of future cash flows and the execution of the above letter of intent for $1.50 per share, the Company recognized a provision for impairment of $7.1 million during the third quarter of 2001. This impairment consists of goodwill relating to the original acquisition of $2.5 million, acquisition of Disc Go Round of $3.0 million and company retail stores of $1.6 million.

     During the third quarter of 2000, the Company recognized a provision for impairment of long-lived assets of $6.0 million. The Company identified several under-performing company retail stores whose operating results indicated that certain assets of these company retail stores might be impaired. As a result of analysis performed, the Company determined that thirty-five company retail stores were partially impaired and, as a result, recorded a $1.7 million impairment loss related to goodwill and leasehold improvements.

     Additionally during the third quarter of 2000, the Company ceased operating its E-commerce site, cdwarehouse.com, which sold new and used CDs on the web. Based on management's analysis of the current market, it was very unlikely that sale volume would cover current operating costs. As a result of discontinuing E-commerce operations, the Company recorded an impairment of all assets associated with E-commerce of $1.7 million.

     In June 1998, the Company acquired the franchise rights for 134 franchisees of Disc Go Round, a competing retailer of new and pre-owned compact discs resulting in an allocation of excess of purchase price over net assets acquired of $6.8 million. In September 2000, the Company analyzed its original evaluation of this acquisition and, based on the subsequent decline in number of stores operating as Disc Go Round, either by conversion to CD Warehouse or closures, determined an impairment of approximately 45% of the remaining intangibles related to the acquisition, or $2.6 million.

NOTE 4.  EMPLOYEE SEPARATION

     In September 2001, the Company agreed to a Settlement and Separation Agreement ("Separation Agreement") with the Company's former CEO and President. As a result of this Separation Agreement, the Company accrued and expensed $350,000 as part of general and administrative expense for the three months ended September 30, 2001. This amount relates to severance pay and related payroll taxes to be paid over a thirty (30) month period along with payment of employee group insurance coverage for eighteen (18) months.

NOTE 5.  LONG-TERM DEBT

     The Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. As of September 30, 2001 the Company had $4,885,000 outstanding under the Facility. The term of the Facility expires in December 2002, at which time the principal and unpaid interest are due. Amounts borrowed under the Facility bear a variable rate of interest equal to an index rate (of thirty-day commercial paper) plus 2.75%. Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of September 30, 2001 were approximately $526,000. All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

     During the last two quarters of 2000, the Company recorded write-offs and impairment of $6,029,000 relating to underperforming stores, the Company's E-commerce efforts and goodwill relating to its previous acquisition of Disc Go Round. Several of the underperforming stores were closed as of December 31, 2000 resulting in a provision for closed stores of $640,000. Because of these factors, the Company did not meet the fixed charge coverage or minimum tangible net worth covenants required by its lender. The lender waived both covenants for the year ended December 31, 2000. The Facility has been amended to revise the financial covenants to amounts expected to be achieved by the Company in the future reporting periods. However, the impairment of long-lived assets of $7,137,000 and the Separation Agreement with the former CEO and President of $350,000 in the three months ended September 30, 2001 caused the fixed charged coverage ratio to fall below the revised requirement imposed by the Facility. The lender waived this covenant for the quarter ended September 30, 2001. Under the minimum tangible net worth covenant, the Company will be required to have a minimum of $6.0 million as of December 31, 2001, of which the Company had $5.4 million at September 30, 2001. The Company presently believes it will achieve this threshold as of December 31, 2001. There is no assurance that the Company will meet or exceed its current operating results expectations to maintain the covenants or be able to obtain waivers from the lender in the future, if necessary. It is the Company's opinion that the current working capital at September 30, 2001 combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

NOTE 6.  EARNINGS PER SHARE

     Shares used in the computation of diluted earnings per share exclude possibly dilutive outstanding stock options and warrants in as much as all possibly dilutive common stock equivalents were antidilutive for the three and nine month periods ended September 30, 2000 and 2001.

NOTE 7.  INCOME TAXES

     The Company's income tax expense for the nine months ended September 30, 2001 differs from the statutory rate due to a valuation allowance being recorded against the net operating loss carryforwards.

NOTE 8.   OPERATING LOSSES AND MANAGEMENT'S PLANS

     Management's plans for 2001 have been primarily focused on improving the operating results of its Company stores through increased emphasis on new merchandise to be offered in the stores, principally new and used DVDs, and through continued efforts to reduce store operating costs. Additionally the Company has determined to focus its efforts on market expansion through increased franchised domestic and international store development rather than company owned store development.

     The Company's future operations, assuming the sale of the Company discussed in Note 3 above is not ultimately consummated, are dependent on the successful implementation of management's plans to return to profitability and maintain sufficient working capital to sustain such operations.

     In the nine month period ended September 30, 2001 the Company experienced declines in comparable retail store sales from the same periods in fiscal 2000. It is presently the Company's belief that these declines are temporary and caused largely due to lack of new releases of music in 2001 and the downturn of the economy. However, it is possible that these declines could continue during the full period of the economic downturn. Further, the Company believes its decline in comparable retail store sales are consistent with that currently experienced by others in the retail music industry. Since the Company believes these situations are not reflective of the Company's brand and currently believes the introduction of digital versatile discs (DVDs) represents profitable sales growth opportunities for the Company and its franchise community, the Company does not presently intend to close additional stores based on this current situation. Thus, no provision for store closures has been made for the nine month period ended September 30, 2001; however, should this decline in comparable retail store sales continue and/or the Company not experience favorable operating results from the introduction of DVDs into its operations, this evaluation could change in the near term, which could result in the need for future provisions for store closures or further impairment of long-lived assets.

NOTE 9.  SUBSEQUENT EVENTS

     On October 24, 2001, the Board of Directors entered into a letter of intent (the "Letter of Intent") regarding the proposed acquisition of the Company by Djangos.com, Inc., a privately held Oregon corporation ("Djangos"). The Letter of Intent contemplates that the acquisition of the Company will be effected through a cash tender offer to the shareholders of the Company by a Djangos subsidiary, followed by a merger of that subsidiary with the Company. The consideration to be paid to the Company's shareholders represents a cash payment in the amount of $1.50 per share. It is contemplated that holders of options and warrants to purchase shares of the Company's Common Stock will receive, upon completion of the earlier of the cash tender offer or the merger, the positive difference in cash, if any, between the exercise price per share of their options and the $1.50 per share of consideration.

     The acquisition of the Company by Djangos is contingent upon Djangos and the Company, among other things, entering into definite agreements, approval by the parties' board of directors, the receipt of fairness opinions from the Company's financial advisor, approval by the Company's shareholders, and the results of a due diligence review by Djangos.

     The Letter of Intent will terminate on December 31, 2001, unless a merger agreement has been entered into or unless the terms of the Letter of Intent have been extended by mutual agreement by the Boards of Directors of both the Company
and Djangos.    The Letter of Intent may also be terminated by either party if either party violates the terms of the Letter of Intent or a Confidentiality Agreement executed in connection with the Letter of Intent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Forward-looking statements contained herein relate to, among other things:

 . ability or inability to continue and improve operations and remain profitable on an annualized basis;
 .  anticipated financial performance;
 . ability to comply with the Company's general working capital requirements; . ability to generate sufficient cash flow from operations to fund all costs of operations;
 .  indication of the value of the Company;
 .  declines in retail store sales are temporary;
 . introduction of DVD's represents profitable sales growth opportunities for the Company and its franchise community; and
 .  all other statements which are not statements of historical fact.

     While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

 .  general economic conditions;
 .  inability to collect in a timely manner a material amount of receivables;
 .  material reduction in revenues;
 .  increased competitive pressures;
 .  management retention and development;
 . the requirement to use internally generated funds for purposes not presently anticipated;
 . the inability to become profitable or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt;
 . inability to develop the Point of Sale software and acceptance of the new software by the franchisees;
 . unfavorable outcome of litigation and arbitration now in progress described in Part II, Item 1 of this report;
 . the closing of additional stores that the Company does not currently anticipate closing;
 . the achievement by the Company of the minimum tangible net worth covenant contained in the Company's loan agreement by December 31, 2001; and
 . current working capital at September 30, 2001, combined with the Company's revolving working capital facilities will be sufficient to support ongoing activities of the company in the foreseeable future.

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

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of operations:

                                                               Three Months Ended                         Nine Months Ended
                                                                  September 30,                             September 30,
                                                        ----------------------------------         -------------------------------
                                                             2000                2001                   2000             2001
                                                        ----------------   ---------------         --------------     ------------
Revenues:
  Retail store sales                                           83.8%               84.6%                  84.8%            85.4%
  Wholesale merchandise sales                                   3.1                 2.5                    2.8               .2
  Software income, net                                           .2                  .1                     .1               .1
  Royalty income                                               11.9                12.3                   11.7             11.9
  Franchise and development fees                                1.0                  .5                     .6               .4
                                                             ------             -------                 ------           ------
     Total revenues                                           100.0%              100.0%                 100.0%           100.0%
                                                             ======             =======                 ======           ======

Operating costs and expenses:
  Cost of sales-retail stores sales (1)                        59.9%               61.5%                  61.1%            61.3%
  Cost of sales-wholesale merchandise sales (2)               125.6                89.7                   94.4             82.0
  Retail store operating expenses (1)                          37.4                33.9                   35.8             33.7
  General and administrative                                   15.5                17.8                   13.4             14.8
  Depreciation and amortization                                 6.6                 4.5                    6.3              4.6
  Provision for impairment                                     80.8               105.1                   25.3             35.6

Operating loss                                                (88.4)             (110.3)                 (29.8)           (37.9)

Other income (expense)                                         (1.8)               (1.4)                  (1.4)            (1.2)

Net loss                                                      (91.9)%            (111.7)%                (31.3)%          (39.1)%

(1)  As percentage of retail store sales.
(2)  As percentage of wholesale merchandise sales.

                                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                                   ---------------------------------------   --------------------------------------
                                                        2000                   2001                 2000                2001
                                                   ----------------      -----------------   ------------------     ---------------
Sales Data:
System wide sales: (A)
   CD Warehouse                                         $21,995,303            $23,888,980       $67,758,682        $66,769,611
   Disc Go Round                                          2,501,812              1,620,461        10,077,209          5,559,270
                                                        -----------            -----------       -----------        -----------
                                                        $24,497,115            $25,509,441       $77,835,891        $72,328,881
                                                        ===========            ===========       ===========        ===========
Percentage increase (decrease): (A)
      CD Warehouse                                                7%                     9%               20%                (1)%
      Disc Go Round                                             (60)%                  (35)%             (53)%              (45)%

Average monthly sales per store: (A)
   CD Warehouse                                         $    27,951            $    30,354       $    28,984       $     28,730
                                                        ===========            ===========       ===========        ===========
   Disc Go Round                                        $    23,063            $    23,485       $    22,245       $     22,784
                                                        ===========            ===========       ===========        ===========

Change in comparable retail store sales: (B)
   CD Warehouse                                                  (6)%                    0%                0%                (5)%
   Disc Go Round                                                 (5)%                    3%               (1)%               (2)%

(A) Represents the aggregate amounts for both Company owned stores and franchise stores.
(B) Represents percentage increase (decrease) only for stores open in both periods reported.

     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System for the nine months ended September 30, 2001.

                                        December 31,                                                           September 30,
                                            2000             Open             Close           Transfer             2001
                                     -----------------   --------------   --------------    --------------    ---------------
Franchise Stores
  Domestic - CD Warehouse                          189               12              (17)                3                187
  Domestic - Disc Go Round                          42                -              (13)               (3)                26
                                             ---------          -------      -----------      ------------          ---------
                                                   231               12              (30)                -                213

  International - CD Warehouse                      13                7               (2)                -                 18
  International - Disc Go Round                      1                -               (1)                -                  -
                                             ---------          -------      -----------      ------------          ---------
                                                    14                7               (3)                -                 18

Company-owned Stores
  Domestic - CD Warehouse                           64                1               (1)                -                 64
  Domestic - Disc Go Round                          --                -                -                 -                  -
                                             ---------          -------      -----------      ------------          ---------
                                                    64                1               (1)                -                 64
                                             ---------          -------      -----------      ------------          ---------
             Total                                 309               20              (34)                -                295
                                             =========          =======      ===========      ============          =========

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000 (all numbers rounded to the nearest thousand)

     Revenues

     Retail store sales decreased $520,000 to $5,744,000 for the three months ended September 30, 2001, compared to $6,264,000 for the three months ended September 30, 2000. The 8% decrease in retail store sales is the result of having 64 Company retail stores in operations for the three months ended September 30, 2001 compared to 73 stores during the same period in 2000. The Company closed nine company-owned stores during the fourth quarter of 2000 because of their unprofitability.

     Wholesale merchandise sales decreased $61,000 to $172,000 for the three months ended September 30, 2001, compared to $233,000 for the same period in 2000. The decrease is due to the net reduction of 16 CD Warehouse franchised stores in operation during the three months ended September 30, 2001 compared to the same period in 2000.

     Royalty income decreased $51,000 to $834,000 for the three months ended September 30, 2001 compared to $885,000 for the three months ended September 30, 2000. The reduction can be attributed to a net decrease of 16 franchise stores operating as of September 30, 2001 compared to September 30, 2000 and the Company's reduction of franchisees' royalty rate on new product sales from 5% to 4% effective from the fourth quarter of 2000.

     Costs and Expenses

     Cost of sales for retail store sales decreased $221,000 for the three months ended September 30, 2001 compared to the same period in 2000. This 6% decrease is consistent with the decline in retail store sales discussed above. Cost of sales as a percentage of sales for the three months ended September 30, 2001 was approximately 61% compared to 60% for the same period in 2000.

     Cost of sales for wholesale merchandise decreased $138,000 to $155,000 for the three months ended September 30, 2001, compared to $293,000 for the three months ended September 30, 2000. Cost of sales for wholesale merchandise for the three months ended September 30, 2000 included a write off of obsolete accessories of approximately $90,000. The remaining decrease is consistent with the decrease in wholesale merchandise sales.

     Retail store operating expenses decreased $397,000 to $1,945,000 for the three months ended September 30, 2001, compared to $2,342,000 for the three months ended September 30, 2000. This 17% decline is due to the decrease of company-owned stores discussed above. Retail store operating expense was 34% of retail store revenue for the three months ended September 30, 2001, compared to 37% of retail store revenue for the same period in 2000. The decrease in retail store operating expense as a percentage of retail store revenue is attributable to decrease in advertising and payroll costs.

     General and administrative expenses increased by $51,000 to $1,206,000 for the three months ended September 30, 2001, compared to $1,155,000 for the three months ended September 30, 2000. In September 2001, the Company reflected $350,000 expenses relating to a Separation Agreement with the Company's previous CEO and President (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report). The above increase was substantially offset by the elimination of expenses relating to the Company's E-commerce site which ceased operating in September 2000.

     Depreciation and Amortization

     Depreciation and amortization decreased $191,000 to $305,000 for the three months ended September 30, 2001, compared to $496,000 for the same period in 2000. The decrease can be attributed to the write-offs and impairment of certain assets with net carrying costs of $6,034,000 during the last two quarters of 2000, and the net decrease of nine company-owned retail stores operating as of September 30, 2001 compared to September 30, 2000.

     Impairment of Assets

     The Company recorded impairment of certain assets of $7,137,000 during the three months ended September 30, 2001 compared to the impairment of certain assets of $6,034,000 during the three months ended September 30, 2000. The impaired assets during the three months ended September 30, 2001 relates to goodwill associated with the Company's original acquisition, acquisition of Disc Go Round and company retail store acquisitions. The impairment was the result of a review of future cash flows and the letter of intent with Djangos.com, Inc. to purchase the Company at $1.50 per share. See Note 3 to the Condensed Consolidated Financial Statements (unaudited), included elsewhere in this report. The impaired assets for the three months ended September 30, 2000 included assets of under-performing company retail stores of $1,761,000, goodwill of $2,575,000 associated with the Disc Go Round acquisition and assets of $1,698,000 associated with the Company's E-commerce website.

     Net Loss

     The Company experienced a net loss of $7,586,000 for the three months ended September 30, 2001, compared to a net loss of $6,865,000 for the three months ended September 30, 2000. The increase in net loss relates to the increase in provision for impairment and accrual of the Separation Agreement of $350,000 reduced by reduction of other general and administrative expenses and depreciation and amortization.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000
(all numbers rounded to the nearest thousand)

     Revenues

     Retail store sales decreased $3,147,000 to $17,110,000 for the nine months ended September 30, 2001, compared to $20,257,000 for the nine months ended September 30, 2000. The 16% decrease in retail store sales is the result of having 64 Company retail stores in operations for the nine months ended September 30, 2001 compared to 73 stores during the same period in 2000 and the 8% decrease in comparable retail store sales during the nine months ended September 30, 2001 compared to the same period in 2000. The Company believes the decline in comparable retail store sales is consistent with others in the retail music industry and is largely attributable to the lack of new releases of music. The Company closed nine company-owned stores during the fourth quarter of 2000 because of their unprofitability.

     Wholesale merchandise sales decreased $235,000 to $430,000 for the nine months ended September 30, 2001, compared to $665,000 for the same period in 2000. The decrease is due to the net reduction of 16 CD Warehouse franchised stores in operation during the nine months ended September 30, 2001 compared to the same period in 2000.

     Royalty income decreased $388,000 to $2,394,000 for the nine months ended September 30, 2001 compared to $2,782,000 for the nine months ended September 30, 2000. The reduction can be attributed to 1) net decrease of 16 franchise stores operating as of September 30, 2001 compared to September 30, 2000, 2) decrease in comparable retail store sales between the periods and 3) the Company's reduction of franchisees' royalty rate on new product sales from 5% to 4% effective from the fourth quarter of 2000.

     Costs and Expenses

     Cost of sales for retail store sales decreased $1,885,000 for the nine months ended September 30, 2001 compared to the same period in 2000. This 15% decrease is consistent with the decline in retail store sales discussed above. Cost of sales as a percentage of sales for both the nine months ended September 30, 2001 and 2000 was approximately 61%.

     Cost of sales for wholesale merchandise decreased $274,000 to $353,000 for the nine months ended September 30, 2001, compared to $627,000 for the nine
months ended September 30, 2000.   The decrease is consistent with the decrease
in wholesale merchandise sales.

     Retail store operating expenses decreased $1,489,000 to $5,766,000 for the nine months ended September 30, 2001, compared to $7,255,000 for the nine months ended September 30, 2000. This 21% decline is due to the decrease of company-owned stores discussed above. Retail store operating expense was 34% of retail store revenue for the nine months ended September 30, 2001, compared to 36% of retail store revenue for the same period in 2000. The decrease in retail store operating expense as a percentage of retail store revenue is attributable to decrease in advertising and payroll costs.

     General and administrative expenses decreased by $227,000 to $2,974,000 for the nine months ended September 30, 2001, compared to $3,201,000 for the nine months ended September 30, 2000. General and administrative expense for the nine months ended September 30, 2001 includes $350,000 of expense relating to a Separation Agreement with the former CEO and President (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report). Excluding the above, the decrease in 2001 is actually $577,000 which can be primarily attributed to the elimination of expenses relating to the Company's E-commerce site which ceased operating in September 2000.

     Depreciation and Amortization

     Depreciation and amortization decreased $596,000 to $914,000 for the nine months ended September 30, 2001, compared to $1,510,000 for the same period in 2000. The decrease can be attributed to the write-offs and impairment of certain assets with net carrying costs of $6,034,000 during the last two quarters of 2000, and the net decrease of nine company-owned retail stores operating as of September 30, 2001 compared to September 30, 2000.

     Impairment of Assets

     The Company recorded impairment of certain assets of $7,137,000 during the nine months ended September 30, 2001 compared to the impairment of certain assets of $6,034,000 during the nine months ended September 30, 2000. The impaired assets during the nine months ended September 30, 2001 relates to goodwill associated with the Company's original acquisition, acquisition of Disc Go Round and company retail store acquisitions. The impairment was the result of a review of future cash flows and the letter of intent with Djangos.com, Inc. to purchase the Company at $1.50 per share. See Note 3 to the Condensed Consolidated Financial Statements (unaudited), included elsewhere in this report. The impaired assets for the nine months ended September 30, 2000 included assets of under-performing company retail stores of $1,761,000, goodwill of $2,575,000 associated with the Disc Go Round acquisition and assets of $1,698,000 associated with the Company's E-commerce website.

     Net Loss

     The Company experienced a net loss of $7,842,000 for the nine months ended September 30, 2001, compared to a net loss of $7,465,000 for the nine months ended September 30, 2000. The increase in net loss relates to the increase in provision for impairment and accrual of separation agreement of $350,000 partially offset by the reduction of other general and administrative expenses and depreciation and amortization.

Liquidity and Capital Resources

     At September 30, 2001, the Company had working capital of $8,211,000 and cash and cash equivalents aggregating $767,000, compared to working capital of $7,634,000 and cash and cash equivalents of $637,000 at December 31, 2000. Net cash used for operating activities was $225,000 for the nine months ended September 30, 2001, compared to net cash provided by operating activities of $22,000 for the nine months ended September 30, 2000. The net cash used for operating activities for the nine months ended September 30, 2001 relates to a decrease in accrued liabilities, which related primarily to the payment of the lease liability accrual for closed stores and software licenses for franchisees recorded in the fourth quarter of 2000 offset by the accrual for separation agreement recorded in September 2001. The net cash provided by operations for the nine months ended September 30, 2000 relates to the reduction in accounts receivable and refundable income taxes offset by reduction in accounts payable.

     Net cash used for investing activities was $72,000 for the nine months ended September 30, 2001, compared to $59,000 for the same period in 2000. The net cash used for investing activities for the nine months ended September 30, 2001 relates to the Company's purchase of fixed assets. The net cash used for investing activity for nine months ended September 30, 2000 relates to the acquisition of 4 stores offset by the sale of 4 stores.

     Net cash provided by financing activities was $428,000 for the nine months ended September 30, 2001, compared to net cash used for financing activities of $138,000 for the same period in 2000. The net cash provided by financing activities in 2001 relates to the net increase in borrowings under the Company's revolving credit facility with an asset-based lender. The net cash used for financing activities for the nine months ended September 30, 2000, relates to a net increase of $299,000 in borrowings under the Company's revolving credit facility offset by reduction in notes payables associated with store acquisitions.

     In the nine month period ended September 30, 2001 the Company experienced declines in comparable retail store sales from the same periods in fiscal 2000. It is presently the Company's belief that these declines are temporary and caused largely due to lack of new releases of music in 2001 and the downturn of the economy. However, it is possible that these declines could continue during the full period of the economic downturn. Further, the Company believes its decline in comparable retail store sales are consistent with that currently experienced by others in the retail music industry. Since the Company believes these situations are not reflective of the Company's brand and currently believes the introduction of digital versatile discs (DVDs) represents profitable sales growth opportunities for the Company and its franchise community, the Company does not presently intend to close additional stores based on this current situation. Thus, no provision for store closures has been made for the nine month period ended September 30, 2001; however, should this decline in comparable retail store sales continue and/or the Company not experience favorable operating results from the introduction of DVDs into its operations, this evaluation could change in the near term, which could result in the need for future provisions for store closures or further impairment of long-lived assets.

     The Company is in the process of developing, testing and eventually implementing a new Point of Sale (POS) system for use in all franchised and Company-owned stores. The POS system is currently being tested to ensure stability and compatibility, and it is anticipated that it will become available for general release during the first quarter of 2002. Over the course of this implementation, which is expected to be complete in 2003, the Company will have invested in excess of $1 million in this technology. The Company expects to fund this process through cash flow from operations and the existing credit facility.

     In addition to its working capital at September 30, 2001, the Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. As of September 30, 2001 the Company had $4,885,000 outstanding under the Facility. The term of the Facility expires in December 2002, at which time the principal and unpaid interest are due. Amounts borrowed under the Facility bear a variable rate of interest equal to an index rate (of thirty-day commercial paper) plus 2.75%. Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of September 30, 2001 were approximately $526,000. All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

     During the last two quarters of 2000, the Company recorded write-offs and impairment of $6,029,000 relating to underperforming stores, the Company's E-commerce efforts and goodwill relating to its previous acquisition of Disc Go Round. Several of the underperforming stores were closed as of December 31, 2000 resulting in a provision for closed stores of $640,000. Because of these factors, the Company did not meet the fixed charge coverage or minimum tangible net worth covenants required by its lender. The lender waived both covenants for the year ended December 31, 2000. The Facility has been amended to revise the financial covenants to amounts expected to be achieved by the Company in the future reporting periods. However, the impairment of long-lived assets of $7,137,000 and the Separation Agreement with the former CEO and President of $350,000 in the three months ended September 30, 2001 caused the fixed charged coverage ratio to fall below the revised requirement imposed by the Facility. The lender waived this covenant for the quarter ended September 30, 2001. Under the minimum tangible net worth covenant, the Company will be required to have a minimum of $6.0 million as of December 31, 2001, of which the Company had $5.4 million at September 30, 2001. The Company presently believes it will achieve this threshold as of December 31, 2001. There is no assurance that the Company will meet or exceed its current operating results expectations to maintain the covenants or be able to obtain waivers from the lender in the future, if necessary. It is the Company's opinion that the current working capital at September 30, 2001 combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

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

                          Part II - Other Information

Item 1.  Legal Proceedings.

     Material legal proceedings filed against the Company during this fiscal
quarter are discussed below under "New Proceedings".   The following discussion
updates that litigation which has been previously discussed in the Company's Form 10-KSB for the year ended December 31, 2000 or the Company's Form 10-Q for the periods ended March 31, 2001, and June 30, 2001.

Zokayi v. CD Warehouse, Inc.

     As previously reported in the Company's Form 10-Q for the period ended June 30, 2001, the US District Court for the Central District of California compelled arbitration of the parties' disputes in California. The issue of arbitration venue is currently on appeal to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit ordered mediation that was successfully conducted on October 17, 2001. The parties, subject to approval by the Company's primary lender, are working out a formal written settlement agreement.

CD Partners, LLC  v. CD Warehouse, Inc.

     The Company previously reported in the Company's Form 10-Q for the period ended June 30, 2001, that the parties were awaiting the appointment of a third member to the Arbitration Panel. The third member was appointed in late October, 2001.

New Proceedings

Galyon v. Salyer, et. al.

  On or about October 4, 2001, a purported shareholder derivative lawsuit was filed by Brent Galyon in Oklahoma County District Court, Case No. CJ-2001-7605, against Christopher M. Salyer, the President, Chief Executive Officer, and Chairman of the Board of Directors of the Company, and against three other of the Company's directors: Stephen B. Browne, K. Douglas Martin, and Norman R. Proulx. The Company was named as "nominal defendant." This suit was filed without demand being made on the Company's Board of Directors. The suit does not name as a defendant the Company's fifth director, Robert O. McDonald. The plaintiff alleges that the named directors of the Company breached certain of their fiduciary duties in connection with certain transactions, primarily Mr. Salyer's employment agreement and the relocation of the Company's corporate offices to facilities owned by Mr. Salyer. The plaintiff further alleges that the named defendants failed to properly consider an alleged offer to acquire the Company for a price of $1.00 to $1.25 per share and agreed to reduce certain royalty rates to its franchisees, both of which plaintiff alleges were breaches of the directors' fiduciary duties.

  The plaintiff seeks a declaration that the lawsuit may be maintained as a derivative action, an injunction against defendants to prevent further waste of corporate assets and gross mismanagement, and compensatory and punitive damages in excess of $1,000,000, as well as attorneys' fees and costs.

  On October 25, 2001, the Company and the named defendants filed a Motion to Dismiss, based primarily on the grounds that the plaintiff failed to make demand upon the Board of Directors and also filed a Motion to Disqualify plaintiff's counsel. Both motions are set for hearing on November 30, 2001. The Company and the named defendants believe that this lawsuit is without merit and intend to vigorously defend against the suit.

Larson v. CD Warehouse, Inc.

  A demand for arbitration was filed with the American Arbitration Association (Dallas, Texas office) against the Company by Lyle M. Larson on October 15, 2001. Mr. Larson owns one franchise store. The demand alleges that the Company has breached certain provisions of the franchise agreements and also alleges fraudulent misrepresentation and negligent misrepresentation by the Company.
The demand further alleges that the Company and Mr. Salyer (although Mr. Salyer is not named as a respondent) violated certain provisions of the Texas Deception Trade Practices Act (the "TDTPA"). Mr. Larson seeks unspecified damages, punitive damages, interest and attorney's fees, as well as rescission of the franchise agreements.

P. Mac Music, et. al. v. CD Warehouse, Inc. et. al.

  A demand for arbitration was filed with the American Arbitration Association (Dallas, Texas office) by P. Mac Music, Inc., B. Paul MacDougall and Peggy MacDougall (together, the "MacDougalls") against the Company and Mr. Salyer on October 4, 2001. The MacDougalls own three franchise stores. The MacDougall's allegations are substantially the same as Larson's, except the MacDougalls also claim that the Company violated certain Illinois franchise laws. The MacDougalls seek $75,000 in damages, punitive damages, interest, and attorney's fees, as well as the rescission of the franchise agreements.

THF, Inc. et al. v. CD Warehouse, Inc.

  A demand for arbitration was filed with the American Arbitration Association (Dallas, Texas office) by THF, Inc., Joanne Hill and Paul Hill (together, the "Hills") against the Company on October 22, 2001. The Hills own two franchise stores. The Hill's allegations are substantially the same as Larson's, excluding the allegations under the TDTPA. The Hills seek unspecified damages, punitive damages, interest and attorney's fees, as well as rescission of the franchise agreements.

  The Company and Mr. Salyer believe that all of the above claimants' allegations are without merit and intend to vigorously defend against such claims.

CD Warehouse, Inc. v. Wetherbee Holland, Inc. et. al.

     On July 11, 2001, the Company terminated its franchise agreement with Wetherbee Holland, Inc., a franchisee in Salt Lake City, Utah for failure to timely pay royalty fees and failure to cure. On July 18, 2001, the Company filed a declaratory action in Oklahoma County District Court. The action is styled CD Warehouse, Inc. v. Wetherbee Holland, Inc. Case No. CJ 2001-5377. The Company's Motion for Prelimary Injunction, heard on August 30, 2001, was granted in part and denied in part. Wetherbee Holland, Inc. was ordered to stop using the CD Warehouse, Inc. name, trademark and proprietary system. The Company filed an arbitration demand on August 31, 2001. Wetherbee Holland, Inc. filed a counter-claim alleging, inter alia, fraud in the inducement. Trial is scheduled for January, 2002.

     Although the Company has not yet been served, the Company is aware that an action was filed in Federal District Court in Utah by Wetherbee Holland, Inc. involving substantially the same issues as addressed in the Oklahoma County District Court action discussed above.

CD Warehouse, Inc. v. Ross

     Richard Ross is the owner of a Disc Go Round store in Burlington, Vermont. The Company terminated its franchise agreement with Ross on July 10, 2001 for failure to timely pay royalty payments. The matter will proceed to arbitration
before the American Arbitration Association in Minneapolis, Minnesota.   The
Company is seeking approximately $20,000 in past due royalty and enforcement of the franchise agreement.

Oliver v. CD Warehouse, Inc.

     Donald Oliver, a former employee of the Company filed a charge of discrimination with the Equal Employment Opportunity commission on August 7, 2001. Mediation was held on October 16, 2001 and the parties are in the process of documenting the settlement agreement.

Item 5.    Other Information

Settlement and Separation Agreement with Jerry W. Grizzle

     The Company entered into a Settlement and Separation Agreement (the "Settlement Agreement") with Jerry W. Grizzle, the Company's former Chief
Executive Officer and President.   The Settlement Agreement, with an effective
date of October 5, 2001 provides that the Company will pay Grizzle bi-monthly severance compensation payments for thirty (30) months salary at the annualized
rate of $120,000, less all taxes and withholdings required by law.   The Company
will also pay Grizzle's Cobra payments for the continuation of certain insurance
coverage for a period of eighteen (18) months.   The Settlement Agreement
releases the Company from any further obligations under certain previous employment agreements with Grizzle, provided that the terms of the Settlement Agreement are complied with.

Letter of Intent

     On October 24, 2001, the Board of Directors entered into a letter of intent (the "Letter of Intent") regarding the proposed acquisition of the Company by Djangos.com, Inc., a privately held Oregon corporation ("Djangos"). The Letter of Intent contemplates that the acquisition of the Company will be effected through a cash tender offer to the shareholders of the Company by a Djangos subsidiary, followed by a merger of that subsidiary with the Company. The consideration to be paid to the Company's shareholders represents a cash payment in the amount of $1.50 per share. It is contemplated that holders of options and warrants to purchase shares of the Company's Common Stock will receive, upon completion of the earlier of the cash tender offer or the merger, the positive difference in cash, if any, between the exercise price per share of their options and the $1.50 per share of consideration.

     The acquisition of the Company by Djangos is contingent upon Djangos and the Company, among other things, entering into definite agreements, approval by the parties' board of directors, the receipt of fairness opinions from the Company's financial advisor, approval by the Company's shareholders, and the results of a due diligence review by Djangos.

     The Letter of Intent will terminate on December 31, 2001, unless a merger agreement has been entered into or unless the terms of the Letter of Intent have been extended by mutual agreement by the Boards of Directors of both the Company
and Djangos.    The Letter of Intent may also be terminated by either party if either party violates the terms of the Letter of Intent or a Confidentiality Agreement executed in connection with the Letter of Intent.

   Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

---------------------------------------------------------------------------------------------------------------------
     Exhibit 10.1                  Settlement and Separation Agreement between the Company and Jerry W. Grizzle dated October 18, 2001, with an effective date of October 5, 2001.
---------------------------------------------------------------------------------------------------------------------
     Exhibit 10.2                  Letter of Intent, dated October 24, 2001 between the Company and Djangos.com,
                                   Inc. regarding the proposed acquisition of the Company by Djangos.com.
---------------------------------------------------------------------------------------------------------------------

(b)  Reports on Form 8-K

               On October 24, 2001, the Company filed a current report on Form 8-K (Item 5- Other Events) dated October 4, 2001, reporting the filing of a derivative lawsuit and several arbitrations against the Company, discussed above at Part II, Item 1 -- Legal Proceedings.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CD WAREHOUSE, INC.,
                                  a Delaware corporation


Date: November 13, 2001           /s/ Christopher M. Salyer
                                  -------------------------
                                  Christopher M. Salyer
                                  Chairman of the Board of Directors;
                                  President and Chief Executive Officer



Date: November 13, 2001           /s/ Doyle E. Motley
                                  -------------------
                                  Doyle E. Motley
                                  Senior Vice-President and Chief Financial
                                  Officer