Form 10-K405
period 2001-12-31
CD WAREHOUSE INC
filed 2002-04-01
CIK 1025822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


[_]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______to _________________.

For the Fiscal Year Ended December 31, 2001    Commission File Number 000-21887

                               CD WAREHOUSE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       73-1504999
        --------                                       ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

900 N. Broadway, Oklahoma City, Oklahoma                   73102
----------------------------------------                   -----
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

                                                 Yes  X          No____
                                                    ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. _____   _____

As of March 15, 2002, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $645,100.

As of March 15, 2002, there were 3,660,295 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                    FORM 10-K

                                TABLE OF CONTENTS

     Item          PART I                                                                         Page
     1.            Description of Business                                                          1

     2.            Description of Property                                                          9

     3.            Legal Proceedings                                                               10

     4.            Submission of Matters to a Vote of Security Holders                             11


                   PART II

     5.            Market for Common Equity and Related Stockholder Matters                        12

     6.            Selected Financial Data                                                         13

     7.            Management's Discussion and Analysis or Plan of Operation                       14

     7A.           Quantitative and Qualitative Disclosures about Market Risk                      22

     8.            Financial Statements and Supplementary Data                                     22

     9.            Changes In and Disagreements With Accountants on Accounting and Financial       22
                   Disclosure


                   PART III

     10.           Directors, Executive Officers, Promoters and Control Persons; Compliance With   22
                   Section 16(a) of the Exchange Act

     11.           Executive Compensation                                                          25

     12.           Security Ownership of Certain Beneficial Owners and Management                  28

     13.           Certain Relationships and Related Transactions                                  29


                   PART IV

     14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                30

     Signatures                                                                                    32

     Financial Information                                                                  Appendix A

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein include among other things, (i) ability or inability to improve operations and become profitable on an annualized basis and continue its operations, (ii) anticipated financial performance, (iii) ability to establish itself as a recognized industry leader in the domestic buy-sell-trade retail entertainment market place, (iv) ability to open 15 to 20 new franchise stores during 2002, (v) ability to comply with the Company's general working requirements, (vi) ability to be able to continue to borrow under the Company's revolving line of credit,
(vii) ability to continue with the expansion strategy of the Company, (viii) consumer willingness to purchase used CDs and DVDs, (ix) overall consumer interest in DVDs, (x) the Company will be able to recover its net investment in long-lived assets associated with retail stores and that these assets can be sold at an amount in excess of their net carrying costs, (xi) the Company operating results will not significantly exceed the debt covenant requirements in the first and second quarter of 2002, (xii) the Company will be able to support on going activities in the foreseeable future, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) management retention and development, (vi) the requirement to use internally generated funds for purposes not presently anticipated, (vii) inability to become profitable or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt, (viii) the outcome of litigation now in progress, and (ix) resolution of outstanding issues with its franchise system. The Company undertakes no obligations to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1.  Description of Business.

General

         CD Warehouse, Inc. (together with its wholly owned subsidiaries, the "Company") is engaged in the franchising and ownership of retail music stores offering new and pre-owned compact discs ("CDs"), digital versatile discs ("DVDs") and related products under two similar but distinct franchise systems, "CD Warehouse" and "Disc Go Round." The term "CD Warehouse System" encompasses the two franchise systems and their respective stores, which variously operate under the trade names "CD Warehouse," "Disc Go Round", "CD Exchange" and "Music Trader." Since 1997, the Company has engaged in a program of expansion in the retail music industry. This expansion has been accomplished primarily through the sale of new franchises and the acquisition and conversion of independently owned retail music stores to company-owned stores, as well as the acquisition by the Company of existing franchised stores. During 2001 all new store growth was through the opening of franchised stores. At December 31, 2001, the CD Warehouse System had an aggregate 287 stores in 35 states and the District of Columbia, Canada, England, Guatemala, Thailand, and Venezuela, with 202 franchised stores and 64 company-owned stores operating under the CD Warehouse concept (utilizing either the CD Warehouse, CD Exchange, Disc Go Round or Music Trader trade name) and 21 franchised stores operating under the Disc Go Round concept (utilizing either the Disc Go Round or CD Exchange trade name). The term "CD Warehouse" encompasses the CD Warehouse, CD Exchange and Music Trader stores operating within the CD Warehouse franchise system, and the term "Disc Go Round" encompasses the Disc Go Round and CD Exchange stores operating within the Disc Go Round franchise system.

         CD Warehouse and Disc Go Round stores sell their products to the general public in the market area where the respective store is located. A typical store, located in a high traffic strip shopping center, will occupy between 1,200 and 2,500 square feet and offer between 10,000 and 16,000 selections, with approximately 54% of the dollar sales volume being pre-owned selections and the balance being new releases from the major music categories. At each CD Warehouse and Disc Go Round store, a customer selects from a number of new and pre-owned CDs and may listen to pre-owned CDs before purchase. CD Warehouse and Disc Go Round stores sell CDs, take customers' CDs in trade or buy customers' CDs for cash. Typically, each store carries the majority of the Billboard Top 100 selections as "new" inventory, filling out its inventory selection with pre-owned CDs which are purchased for $1 to $5 and remarketed for $6 to $9. Additionally, most stores are engaged in the buying, selling and trading of DVDs. These units are typically purchased from customers for $3 to $10, and remarketed for $8 to $15.

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

Recent Events

         On October 24, 2001, the Board of Directors entered into a letter of intent (the "Letter of Intent") regarding the proposed acquisition of the Company by Djangos.com, Inc., a privately held Oregon corporation ("Djangos"). The Letter of Intent contemplated that the acquisition of the Company would be effected through a cash tender offer to the shareholders of the Company by a Djangos subsidiary, followed by a merger of that subsidiary with the Company. The consideration to be paid to the Company's shareholders represented a cash payment in the amount of $1.50 per share. The Letter of Intent was extended on two different occasions to allow Djangos to arrange financing to complete the transaction and the parties to finalize a definitive purchase agreement. Djangos advised the Company that it was not able to complete the financing required for the transaction, and the Letter of Intent expired as of February 28, 2002.

         The Company entered into a Settlement and Separation Agreement (the "Settlement Agreement") with Jerry W. Grizzle, the Company's former Chief Executive Officer and President. The Settlement Agreement, with an effective date of October 5, 2001, provides that the Company will pay Grizzle bi-monthly severance compensation payments for thirty (30) months salary at the annualized rate of $120,000, less all taxes and withholdings required by law. The Company will also pay Grizzle's Cobra payments for the continuation of certain insurance coverage for a period of eighteen (18) months. The Settlement Agreement releases the Company from any further obligations under certain previous employment agreements with Grizzle, provided that the terms of the Settlement Agreement are complied with.

Business Strategy

         The Company's business strategy of offering a mix of both new and pre-owned CDs is based on its experience that there is a growing consumer willingness to purchase pre-owned music and video entertainment on the 4 3/4" disc format, which is providing an expanding market niche in the retail entertainment industry for CD and DVD resellers. The Company's business strategy is to establish itself as one recognized industry leader in the domestic buy-sell-trade retail entertainment marketplace by pursuing a three-fold approach: (1) offering quality, pre-owned discs at exceptional value; (2) offering to accept as a trade, or buy for cash, selected discs from customers; and (3) selling new releases at competitive prices.

         According to the Recording Industry Association of America (the "RIAA"), annual CD sales in the United States for 2001 were $13.7 billion which represented a 4% decrease from 2000 domestic CD sales of $14.3 billion. The lack of any audible difference between new and pre-owned CDs, durability of the medium, cost savings and the accumulating stock of available CDs for resale, has allowed for rapid market growth in the pre-owned CD market. Because the CD is encased in plastic and read by a laser, the playing of CDs, and even the occasional careless handling of CDs, rarely cause damage that will impair performance or result in any degradation of sound quality. In the absence of pronounced abuse, CDs may reasonably be expected to last for decades. Such durability, coupled with the standard error-correction circuitry in CD players, means that pre-owned CDs are essentially indistinguishable from new CDs in terms of audible performance. By offering quality pre-owned CDs at substantial savings and responding to consumers' desire to recycle merchandise they no longer want or use but which has intrinsic value, the CD Warehouse remarketing concept emphasizes consumer value.

         According to figures compiled by the DVD Entertainment Group, in 2001 consumers spent a record-breaking $16.8 billion buying and renting movies on video, up 21 percent over 2000, and more than twice that spent on movie tickets ($8.1 billion). Consumers spent $4.6 billion on DVDs, 2.4 times more than last year, an increase that put DVD purchases ahead of VHS purchases for the first time despite an installed player base of 25 million DVD households versus a VCR installed player base of 96 million households.

         According to RIAA, the DVD music video has shown its continued popularity with an incredible 138 percent increase to 7.9 million units shipped in 2001. DVD music video represented a $190 million market in 2001, an increase of 137 percent from $80.9 million market in 2000.

         Management believes that, in addition to the Company, Hastings Entertainment, Inc. and Wherehouse Entertainment, Inc. are the only national chains selling pre-owned CDs on any significant scale. The Company's expansion strategy for 2002 is to open 15 to 20 franchised stores. To accomplish this objective, the Company employs a business strategy that includes the following elements:

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

         The Company began the customizing of an existing point of sale software system in 2001 for use in its franchised and company-owned locations. It was intended for the system to utilize updated technologies to allow the Company and its franchisees to access sales and inventory data. However, the Company has experienced significant delays and cost overruns associated with field testing and implementation of this software. The Company is unable to determine when, or if, this customized software will even be able to operate as originally anticipated. Based on the above and the change in ownership of the company customizing the software system, the Company has decided not to continue this software development. Instead of customizing this software, which has to be licensed, the Company has decided to review the feasibility of modifying the Company's current point of sale software, which is owned by the Company.

         Targeted Expansion. The Company believes that its existing core and developing markets offer significant growth opportunity for franchised store development. The Company concentrates its expansion of stores in markets where it can cluster stores, thereby expanding consumer awareness and creating significant operating, distribution and advertising efficiencies. To increase its penetration of core markets, the Company historically has co-developed markets with franchisees, divided markets among franchisees or divided markets among the Company and franchisees, "clustering" both company-owned and franchised stores through the use of area development agreements and its site selection approval process. For 2002, the Company has determined to continue focusing its efforts on market expansion through increased franchised store development, rather than company-store development.

Store Locations

         The table below shows the location, as of December 31, 2001 of all CD Warehouse and Disc Go Round stores (which also includes, for each franchise system, stores operating under the trade name "CD Exchange" or "Music Trader") in the United States, Canada, England, Guatemala, Thailand, and Venezuela:

DOMESTIC
--------

ALABAMA                    Naples++                     LOUISIANA
Birmingham++               Neptune Beach*               Baton Rouge*
Daphne++                   Orange Park*                 Baton Rouge++
Homewood++                 Orlando (2)*                 Gretna++
Huntsville++               Pembrooke Pine++             Lafayette*
Mobile++                   Sanford*                     Metairie*
Decatur++                  Tallahassee (3)++            New Orleans++
                           Venice++
ARKANSAS                                                MARYLAND
Fayetteville++             GEORGIA                      Glen Burnie++
Fort Smith++               Atlanta (2)++                Laurel++
Little Rock *              Atlanta+
North Little Rock*         Buford++                     MICHIGAN
                           Duluth++                     East Lansing++
CALIFORNIA                 Marietta (3)++               Grand Rapids (2)++
Chula Vista*               Martinez++                   Kalamazoo++
El Cajon*                  Morrow++                     Saginaw++
Escondido*                 Stockbridge++
Huntington Beach+                                       MINNESOTA
Irvine++                   IDAHO                        Bemidji++
Newark++                   Idaho Falls++                Blaine++
Oceanside*                                              Brooklyn Center++
Palm Desert+               ILLINOIS                     Burnsville++
Poway*                     Carbondale++                 Duluth+
San Bruno++                Loves Park++                 Edina++
San Diego (6)*                                          Maple Grove+
San Jose++                 IOWA                         Maplewood++
San Marcos*                Cedar Rapids++               Minneapolis (2)++
Santee*                    Davenport++                  Roseville++
Sunnyvale++                Des Moines (2)++             St. Cloud++
                           Ft.Dodge++
COLORADO                   Iowa City++                  MISSOURI
Colorado Springs++         Sioux City++                 Arnold++
Grand Rapids++             Waterloo++                   Ballwin++
                                                        Cape Girardeau++
FLORIDA                    KANSAS                       Gladstone*
Davie++                    Overland Park*               Independence*
Deland*                    Shawnee*                     Kansas City*
Fern Park*                 Wichita++                    Lee's Summit*
Ft. Lauderdale (2)++       Olathe*                      Maryland Heights++
Ft. Myers++                                             Springfield++
Gainesville++              KENTUCKY                     St. Louis++
Jacksonville (2)*          Lexington++
Kissimmee++                Louisville (2)++             MONTANA
Lake Park++                Paducah++                    Bozeman++
Melbourne*                                              Billings++

NEBRASKA                   PENNSYLVANIA                 Nederland++
Lincoln*                   Erie++                       North Richland Hills++
Omaha*                     Fairless Hills++             Plano*
                           Greensburg++                 Plano++
NEVADA                     Harrisburg++                 Rockwall++
Las Vegas*                 Lancaster++                  Round Rock++
                           Mechanicaburg++              San Antonio (7)++
                           Monroeville++                San Marcos++
NEW JERSEY                 N. Fayette++                 Sherman++
Belleville++               Pittsburgh(2)++              Texarkana++
Northfield++               West Miffin++                Waco*
                                                        Webster*
NEW YORK                                                Wichita Falls*
Franklin Square++          SOUTH CAROLINA
Guilderland+               Greenville (2)++
Rockville Centre++                                      UTAH
Wantagh++                  SOUTH DAKOTA                 Provo++
                           Sioux Falls                  St. George++
NORTH CAROLINA                                          Taylorsville++
Cary++                     TENNESSEE
Charlotte (4)++            Antioch++                    VERMONT
Durham++                   Bartlett+                    Burlington+
Fayettville++              Bellevue++
Goldsboro++                Clarksville++                VIRGINIA
Raleigh++                  Franklin++                   Alexandria++
Wilson++                   Jackson++
                           Madison                      WASHINGTON++
NORTH DAKOTA               Memphis*                     Belleville++
Fargo++                    Murfreesboro++               Kennewick+
                           Nashville++
OHIO                       Springfield++                WISCONSIN
Beavercreek+                                            Appleton (2)++
Boardman++                 TEXAS                        Appleton+
Canton++                   Abilene*                     Brookfield+
Cleveland Heights++        Addison*                     East Milwaukee+
Columbus (4)++             Arlington (3)++              Green Bay+
Hillard++                  Austin (4)++                 Greenfield+
Holland++                  Carrollton*                  Janesville+
Mayfield Heights++         Corpus Christi++             Kenosha++
Mentor++                   Dallas++                     Madison (3)+
Miamisburg++               Denton++                     Madison++
Niles++                    Desoto++                     Racine++
Parma Heights++            Duncanville++
Toledo++                   El Paso*                     DISTRICT OF COLUMBIA
                           Ft. Worth++                  Washington++
OKLAHOMA                   Garland*
Edmond*                    Grand Prairie++
Enid*                      Houston (7)*
Midwest City*              Houston+
Norman*                    Hurst++
Oklahoma City (2)*         Irving++
Shawnee++                  Lewisville++
Stillwater*                Longview++
Tulsa*                     Lubbock++
Tulsa++                    Mesquite++

INTERNATIONAL
-------------

CANADA
Kingston/ON++
Ottawa/ON (2)++
Thunder Bay/ON++
Winnipeg/MB (3)++

ENGLAND
Ealing++
London++
Watford++

THAILAND
Bangkok (5) ++
Chonburi++

GUATEMALA
Guatemala City++

VENEZUELA
Caracus++

________________________________
* Indicates company-owned store.
++Indicates CD Warehouse store.
+ Indicates Disc Go Round store


Expansion Strategy

         The first CD Warehouse store opened in Dallas, Texas in August 1992 and, as of December 31, 2001, the CD Warehouse System had an aggregate 287 stores in 35 states and the District of Columbia, Canada, England, Guatemala, Thailand, and Venezuela, with 202 franchised stores and 64 company-owned stores operating under the CD Warehouse concept and 21 franchised stores operating under the Disc Go Round concept. Key elements of the Company's expansion strategy include:

         Aggressive, Franchise-Based Growth. Historically, the Company's expansion strategy has been to increase the number of franchised stores by selective utilization of Company-owned stores in a particular market area. Company-owned stores also provide a training ground for Company-owned store and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques. However, the cornerstone of the Company's expansion strategy remains the addition of new franchised stores in the system, which enables the Company to expand its system more quickly with no capital investment. For 2002, the Company has determined to continue focusing its efforts on market expansion through increased domestic and international franchised store development, rather than company-store development.

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

Franchising Program

         General. As of December 31, 2001, there were a total of 205 franchised CD Warehouse stores in 35 states and the District of Columbia, and 18 CD Warehouse stores in Canada, England, Guatemala, Thailand, and Venezuela. The Company expects to open 15 to 20 new CD Warehouse franchised stores by the end of 2002. However, there can be no assurance that all of these stores will be opened or that the development schedule set forth in each area development agreement will be achieved. Pursuant to the terms of existing area development agreements, a total of 11 stores are committed to be opened over the next two years.

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

         The Company has from time to time received notices from certain franchisees, including the CD Warehouse Franchisee Association, of their displeasures with the Company's activities relating to its franchisees. Certain franchisees have filed arbitration demands against the Company seeking damages and recission of their franchisee relationship with the Company (see Item 3 Legal Proceedings for discussion). If the Company is not successful in these arbitrations, it may have a material adverse affect on the Company's franchise operations.

International Franchise Operations

         There are 18 CD Warehouse franchised stores currently operating in Canada, England, Guatemala, Thailand, and Venezuela. In January 1997, the Company entered into a master franchise agreement (the "Worldwide Area Development Agreement") with Mark E. Kane, the founder of CDIL. The Worldwide Area Development Agreement provided for a period of ten years for development of franchise operations worldwide, excluding the United States, Canada and Mexico, and included a provision which allowed the Company, at its option, to purchase Mr. Kane's interest in any franchised operations developed pursuant to the Worldwide Area Development Agreement. The development schedule under the agreement required that Mr. Kane open 100 stores over the ten-year period. In June 1998, the Company filed an arbitration claim against Mr. Kane, alleging breach of the Worldwide Area Development Agreement and seeking cancellation of the agreement. Pursuant to a settlement agreement between the parties effective March 15, 1999, the Worldwide Area Development Agreement was terminated, with all development rights under such agreement reverting to the Company.

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

         In December, 2000, the Company closed nine Company stores due to unfavorable profitability factors and reflected a charge against earnings of $640,000. Due to the Company's unsuccessful attempt to resolve the lease commitments on several of these stores, an additional charge against earnings for these closures of $372,000 was recorded in 2001.

         The following table sets forth the number of stores opened and closed throughout the CD Warehouse System during fiscal 2001:

                                        December 31,                                               December 31,
                                            2000          Opened         Closed      Transfers         2001
                                       ---------------  ------------  ------------- ------------- ---------------
Franchised Stores
  Domestic-CD Warehouse                     189               15            (24)         4             184
  Domestic-Disc Go Round                     42               --            (17)        (4)             21
                                          -----            -----         ------       ----           -----
                                            231               15            (41)        (-)            205

  International-CD Warehouse                 13                7             (2)         -              18
  International-Disc Go Round                 1               --             (1)        (-)             --
                                          -----            -----         ------       ----           -----
                                             14                7             (3)        --              18

Company-owned Stores
  Domestic-CD Warehouse                      64                1             (1)        --              64
  Domestic-Disc Go Round                     --               --             --         --              --
                                          -----            -----         ------       ----           -----
                                             64                1             (1)        --              64
                                          -----            -----         ------       ----           -----
         Total                              309               23            (45)        --             287
                                          =====            =====         ======       ====           =====


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

         According to the RIAA, CD sales in the United States were over $13.7 billion in 2001. The Company has various competitors in the industry that sell new recordings and music related merchandise. These companies vary from those who are specialty music stores in malls (such as Sam Goody and Camelot), those who utilize freestanding buildings (such as Wherehouse Entertainment, Inc. and Hastings Entertainment, Inc.) and those who sell via the Internet (such as Amazon.com). Empirical studies conducted by the Company indicate that companies in mall locations typically charge $16.99 to $19.99 for their front-line CD products. Those in freestanding buildings generally have much larger facilities (between 12,000 to 20,000 square feet). Their selling price for front-line items range between $13.99 and $17.99, with the latest top 20 releases on sale for $12.99 to $14.99 per CD. None of these "superstores" sell pre-owned music except for Wherehouse Entertainment, Inc., Hastings Entertainment, Inc. and certain Musicland-owned stores.

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

Employees

         The Company as of February 8, 2002 employs 98 full-time and 195 part-time employees. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

Item 2. Description of Property.

         The Company's Board of Directors approved the move of the Company's headquarters to 900 N. Broadway, Oklahoma City, OK 73102. The Company leases a building containing approximately 16,988 square feet from Christopher M. Salyer (the Company's President and Chief Executive Officer) and his wife for a term of five years with one five year renewal option. The rental under the lease is approximately $10.95 per square foot, for a total annual rental of approximately $186,000. The Board of Directors of the Company (with Mr. Salyer abstaining) approved the lease agreement with Mr. Salyer as fair and reasonable and in the Company's best interest.

         The Company leases space for its 64 company-owned retail stores, typically for a fixed monthly rental and operating costs. Aggregate rental expense under these store leases and the Company's executive offices totaled $2,274,576 for 2001. Total rental amounts of $4,755,094 under these non-cancelable leases are due as follows: 2002--$1,819,310; 2003--$1,453,371;
2004--$896,434; 2005--$393,325; 2006--$192,654 and thereafter--zero.

Item 3. Legal Proceedings.

         On January 26, 2001, the Company was served with a Demand for Arbitration by CD Partners, LLC, a franchise of the Company which currently owns eight (8) franchise stores in Iowa and Missouri. The American Arbitration Association is administering the claim and will be arbitrated in Oklahoma City, OK. The demand alleges breaches of contract with respect to certain area development agreements and certain franchise agreements, and also contains allegations of fraudulent misrepresentation and negligent misrepresentation on the part of the Company. The demand seeks recission of all agreements and damages in the amount of $6,900,000, as well as punitive damages and attorney's fees and costs. While this matter has been pending for some time, the arbitration panel was not fully constituted until early 2002. In March 2002, the neutral arbitrator recused himself. While this matter is currently set for hearing on the merits August 5, 2002, it is likely to be postponed. Written discovery has been exchanged, but not answered and no depositions have been scheduled or taken. Accordingly, it is too early in the arbitration proceedings to determine whether the Company has any liability for the relief sought under the demand.

         On January 3, 2001, Zokayi and Nakhjavani, franchisee of the Company with one store in Huntington Beach, California and one store in Irvine, California, filed a Complaint in the United States District Court for the Central District of California, arguing fraud and breach of contract and seeking $400,000 in damages, as well as a recission of the Franchise Agreement. Arbitration was compelled. The Company vigorously defended this matter and on February 21, 2002, the arbitrator ordered that the claim regarding recission as to the Huntington Beach location Franchise Agreement was denied. Zokayi shall pay no further franchise or other fees to the Company for the term of the Huntington Beach Franchise Agreement, and may continue to use the computer software. The Irvine Location Franchise Agreement is rescinded. Zokayi may continue to use the computer software at this location. The Company will pay $15,000 and pre-judgment interest at a rate of 10% from December 1, 2000 through date of the award. The Company was ordered to pay Zokayi's attorney's fees in the amount of $6,000 and administrative fees and expenses of the American Arbitration Association totaling $14,536.

         Six (6) Franchisees have brought Arbitration Demands against the Company during 2001:

         Lyle Larsen, et al. v. CD Warehouse, Inc. and Christopher M. Salyer Young, et al. v. CD Warehouse, Inc. and Christopher M. Salyer
         P.Mac Music, Inc. v. CD Warehouse, Inc. and Christopher M. Salyer THF, Inc., et al. v. CD Warehouse, Inc. and Christopher M. Salyer Terrence Shellock, et al. v. CD Warehouse, Inc.
         Doug Mashkow, et al. v. CD Warehouse, Inc. and Christopher M. Salyer

         The claims in all six (6) cases are very similar and include allegations that the Company breached the respective Franchise Agreements by: not providing proper support; not providing an adequate Point-of-Sales Software System; and encroaching on protected territories by virtue of internet sales. The demands seek recission of all agreements and damages of $75,000, as well as punitive damages and attorney's fees and costs. All of the claims against Mr. Salyer, individually, are based upon the Texas Deceptive Trade Practices Act.

         Lyle M. Larsen v. CD Warehouse, Inc. and Christopher Salyer

         Both parties have appointed an arbitrator The party-appointed arbitrators are to notify the AAA of their selected neutral arbitrator. There has been no preliminary hearing. Thus, it is too early to determine what contingent liability, if any, exists.

         Young Enterprises, Inc. and Don D. Young v. CD Warehouse, Inc. and Christopher Salyer

         The Company has appointed its arbitrator. Claimant failed to pay the proper AAA fees in this matter at the time of filing. Thus, it is too early to determine what contingent liability, if any, exists.

     P.Mac Music, Inc. v. CD Warehouse, Inc. and Christopher Salyer

     An arbitrator has been appointed and hearing on the merits is scheduled for April 9, 2002. Written discovery has been received, but not answered. No depositions have been taken. Thus, it is too early to determine what contingent liability, if any, exists.

     THF, Inc., Joanne Hill and Paul Hill v. CD Warehouse, Inc. and Christopher Salyer

     An arbitrator has been appointed and hearing on the merits is scheduled for July 15, 2002. Written discovery has been received, but not answered. No depositions have been taken. Thus, it is too early to determine what contingent liability, if any, exists.

     Terrence Shellock v. CD Warehouse, Inc.

     An arbitrator has been appointed and hearing on the merits is scheduled for July 22, 2002. Discovery has not been conducted. Thus, it is too early to determine what contingent liability, if any, exists.

     Mash CD Co., Inc. Mash Properties, LLC and Douglas Mashkow v. CD Warehouse, Inc. and Christopher Salyer

     An arbitrator has yet to be appointed. Thus, it is too early to determine what contingent liability, if any, exists.

     Czarina 1 v. CD Warehouse, Inc.

     Czarina 1, Inc. operates four (4) franchised stores in Alabama and, in December 2001, filed four (4) actions in Madison County Circuit Court, Huntsville, Alabama. Czarina 1 obtained an ex parte Temporary Restraining Order ("TRO") in each case granting Czarina 1 certain requested relief, including the right to escrow royalty with the Court rather than pay the Company. All TRO's have been dissolved or were not extended. The Company has filed Motions to Compel Arbitration of the disputes regarding two (2) stores, but the motions have not been set for hearing. Another store has been compelled to arbitration, but conditioned on the Company's willingness and ability to timely pay the required arbitration costs. Czarina 1 was compelled to arbitration on the last store but has appealed the order, which hearing has not been set.

     Royal Oaks Plaza, Inc. (Miami Lakes) v. Compact Discs Management, Inc. and CD Warehouse, Inc.

     On January 12, 2001, Royal Oaks Plaza, Inc. ("Royal Oaks") filed a Complaint against the Company in Miami Dade County, Florida for breach of a lease agreement concerning a company store located in Miami Lakes, Florida, which closed on December, 13, 2000. The Company has been unable to negotiate acceptable Settlement terms. The Landlord demands immediate payment in full of all rent through full lease term. Landlord's Counsel has suggested that Landlord may accept $80,000.

     The Landlord filed a Motion for Default Judgment, which was stricken from hearing on October 4, 2001 and re-set for November 29, 2001. The Company chose not to retain counsel, and let the matter proceed. While the Company has not heard from Plaintiff or Plaintiff's counsel subsequent to the hearing, the Plaintiff may have been awarded a judgment on the lease and could seek to execute on any judgment that was rendered.

     During 2001, the Company was also involved in various proceedings relating to claims arising out of its normal business operations. The Company believes that such litigation, most of which had been settled as of the date of this Report, should not have a material adverse effect on the Company's financial position. See "Item 6. Management's discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources."

Item 4. Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Common Equity

     The Company's Common Stock began trading on the NASDAQ Small Cap Market System on January 22, 1997, under the symbol "CDWI." Effective July 26, 1999, the Company's securities began trading on the NASDAQ National Market System. Due to the Company's inability to maintain the NASDAQ National Market System's minimum market value of public float, the Company's securities began trading again on the NASDAQ Small Cap Market System on September 12, 2000. On April 9, 2001, due to the Company's Common Stock failure to maintain a bid price of $1.00 for a certain period in time, contrary to the rules of the NASDAQ, the Company's Common Stock was de-listed from the NASDAQ Small Cap Market. Effective April 10, 2001, the Company's stock began trading on the OTC Bulletin Board under the symbol "CDWI.OB". The following table sets forth, for the periods indicated, the high and low sale price per share for the Company's Common Stock. (Quotations reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions):

                                      2001                        2000
                           -----------------------------------------------------
                              High           Low           High          Low
                           -----------   ----------    -----------   -----------
     First Quarter ......    $ .7500       $ .375        $ 3.875       $  1.75
     Second Quarter .....    $ .5625       $ .375        $ 2.000       $  1.25
     Third Quarter ......    $ .5100       $ .270        $ 2.031       $  .906
     Fourth Quarter .....    $ 1.170       $ .360        $ 1.031       $  .406

     At March 15, 2002, there were approximately 70 registered holders of record of the Common Stock.

     The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for the continued expansion of its business.

Item 6. Selected Financial Data

                                                                        Year ended December 31
                                            2001          2000             1999(1)           1998(2)         1997
                                        ---------------------------------------------------------------------------
                                                            (In thousands, except per share data)
Statement of Operations Data
    Retail store sales                   $  23,038     $  26,813        $  26,969         $   9,966        $  3,352
    Royalty income                       $   3,237     $   3,704        $   3,860         $   2,827        $  1,394
    Total revenues                       $  26,984     $  31,485        $  31,912         $  15,262        $  9,089
    Provision for slow moving inventory  $     531     $      --        $      --         $      --        $     --
    Charge-offs and impairments of
    long-lived assets                    $   7,137     $   6,029        $     180         $      --        $     --
    Provision for store closures         $     372     $     640        $      --         $      --        $     --
    Operating income (loss)              $  (8,337)    $  (8,193)       $  (1,674)        $   1,009        $    508
    Net income (loss)                    $  (8,681)    $  (8,671)       $  (1,141)        $     775        $    386
    Net income (loss) per share:
           Basic                         $   (2.37)    $   (2.37)       $   (0.31)        $    0.27        $   0.23
           Diluted                       $   (2.37)    $   (2.37)       $   (0.31)        $    0.25        $   0.23
Balance Sheet Data
    Working capital                      $   7,348     $   7,634        $   9,492         $   8,543        $  1,931
    Total assets                         $  11,154     $  19,707        $  28,878         $  23,311        $  7,363
    Long-term debt, less
    current portion                      $   4,409     $   4,422        $   4,476         $      --        $     --
    Total stockholders' equity           $   4,534     $  13,215        $  21,815         $  21,769        $  5,753

(1) The Company acquired 16-store retail music chain based in Southern
    California.

(2) The Company acquired the franchise rights to 134 Disc Go Round music stores, a competing music retailer, and acquired 21 company-owned retail music stores.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

         See "Disclosures Regarding Forward-looking Statements".

Statements of Operations

     The following table sets forth the Company's results of operations for the year ended December 31, 2001, 2000 and 1999. The information should be read in conjunction with the historical Financial Statements included elsewhere in this document.

                                                                                                Year ended December 31
                                                                                       2001               2000              1999
                                                                                   -----------        -----------       -----------
                                                                                           (in thousands except share data)
         Revenues:
                Retail store sales ........................................        $    23,038        $    26,813       $    26,969
                Wholesale merchandise sales ...............................        $       537        $       758       $       832
                Software income, net ......................................        $        30        $        33       $        71
                Royalty income ............................................        $     3,237        $     3,703       $     3,860
                Franchise and development fees ............................        $       142        $       178       $       180
                                                                                   -----------        -----------       -----------
                       Total revenues .....................................        $    26,984        $    31,485       $    31,912

         Operating costs and expenses:
                Cost of sales - retail store sales ........................        $    14,315        $    16,444       $    16,186
                Cost of sales - wholesale merchandise sales ...............        $       448        $       691       $       678
                Provision for slow moving inventory .......................        $       531        $        --       $        --
                Retail store operating expenses ...........................        $     7,748        $     9,347       $    10,029
                General and administrative ................................        $     3,692        $     4,703       $     4,997
                Depreciation and amortization .............................        $     1,078        $     1,824       $     1,516
                Charge-offs and impairment of long-lived assets ...........        $     7,137        $     6,029       $       180
                Provision for store closures ..............................        $       372        $       640       $        --
                                                                                   -----------        -----------       -----------
         Total costs and expenses .........................................        $    35,321        $    39,678       $    33,586
                                                                                   -----------        -----------       -----------
         Operating loss ...................................................        $    (8,337)       $    (8,193)      $    (1,674)
         Other expense, net ...............................................        $      (344)       $      (478)      $      (151)
                                                                                   -----------        -----------       -----------
         Loss before income taxes .........................................        $    (8,681)       $    (8,671)      $    (1,825)
         Credit for income taxes ..........................................        $        --        $        --       $      (684)
                                                                                   -----------        -----------       -----------
         Net loss .........................................................        $    (8,681)       $    (8,671)      $    (1,141)
                                                                                   ===========        ===========       ===========
         Net loss per share-basic and diluted .............................        $     (2.37)       $     (2.37)      $     (0.31)
                                                                                   ===========        ===========       ===========
         Shares used in computation-basic and diluted .....................          3,660,295          3,660,295         3,642,442
                                                                                   ===========        ===========       ===========

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

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income:

                                                                                       Year ended December 31
                                                                                2001             2000             1999
                                                                              --------         --------         --------
         Revenues:
               Retail store sales .........................................       85.4%            85.1%            84.5%
               Wholesale merchandise sales ................................        2.0%             2.4%             2.6%
               Software income, net .......................................        0.1%             0.1%             0.2%
               Royalty income .............................................       12.0%            11.8%            12.1%
               Franchise and development fees .............................        0.5%             0.6%             0.6%
                                                                              --------         --------         --------
                      Total revenues ......................................      100.0%           100.0%           100.0%

         Costs and expenses:
               Cost of sales - retail store sales (1) .....................       62.1%            61.3%            60.0%
               Cost of sales - wholesale merchandise sales (2) ............       83.5%            91.2%            81.5%
               Provision for slow moving inventory ........................        2.0%              --               --
               Retail store operating expenses (1) ........................       33.6%            34.9%            37.2%
               General and administrative .................................       13.7%            14.9%            15.7%
               Depreciation and amortization ..............................        4.0%             5.8%             4.8%
               Charge-offs and impairment of long-lived assets ............       26.4%            19.1%             0.6%
               Provision for store closures ...............................        1.4%             2.0%              --
         Operating loss ...................................................      (30.9)%          (26.0)%           (5.2)%
         Net loss .........................................................      (32.2)%          (27.5)%           (3.6)%

______________

     (1)  As a percentage of retail store sales.
     (2)  As a percentage of wholesale merchandise sales.

                                                                                  Year ended December 31
                                                                                  ----------------------
     Sales Data: (Total Combined Sales of
     Franchise & Company Retail Stores)                                   2001              2000             1999
                                                                     -------------     -------------    --------------
      System wide sales:
          CD Warehouse                                               $  91,571,842     $  91,378,553    $   81,062,313
          Disc Go Round                                              $   6,984,400     $  13,040,419    $   26,584,796
                                                                     -------------     -------------    --------------
                                                                     $  98,556,242     $ 104,418,972    $  107,647,109
                                                                     =============     =============    ==============
      Percentage increase (decrease):
          CD Warehouse                                                          --%               13%               48%
          Disc Go Round                                                        (46)%             (51)%              64%

      Change in comparable retail store sales (A):
          CD Warehouse                                                        (4.5)%             0.1%               11%
          Disc Go Round                                                        2.0%             (0.3)%              (B)

     (A) Represents percentage increase only for stores open in the two consecutive periods reported.
     (B) Since Disc Go Round stores were acquired in June 1998, percentage increase showing changes from the comparable period in the prior year cannot be computed for 1999.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. The more significant areas of financial reporting impacted by management's judgment, estimates, and assumptions include the following:

     Inventory Valuation - The Company estimates the net realizable value of inventory by considering the expected future sales prices, less operating costs incurred to sell based on the respective categories. The Company believes the net carrying value of inventory does not exceed the fair value based on the historical positive gross margins less operating costs incurred to sell. The Company's assumptions regarding inventory valuation are subject to change in the near future.

     Impairment of Long-Lived Assets - The Company has indicators of impairment related to its retail operations as a result of unfavorable operating results over the last several years. The Company presently believes that it will be able to recover its net investment in its long-lived assets associated with the retail stores. The Company believes these assets can be sold at an amount in excess of their net carrying cost.

     Compliance with Long-Term Debt Covenants - The revolving credit loan agreement requires the Company to meet certain fixed charge coverage ratios on a quarterly basis and tangible net worth on an annual basis. The Company was in violation of these covenants in 2001, for which a waiver was received in March 2002. The March 2002 waiver also reset 2002 covenants that require the Company to have tangible net worth of $4,675,000 at December 31, 2002. The Company's forecast for 2002 indicates that operating results will not significantly exceed this covenant at December 31, 2002. The Company is also required to maintain a fixed charge coverage ratio of 1.15, 2.0, 2.5 and 3.0 for the first, second, third and fourth quarters of 2002, respectively. The Company's forecast for 2002 indicates that operating results will not significantly exceed the requirement in the first and second quarter of 2002. The Company's forecast assumes the Company will be successful in achieving 2% growth in company retail sales and level franchise royalties, open eighteen new franchise stores, improve gross margins, and reduce retail store operating expenses. Should the Company not maintain compliance with the debt covenants, the lender has the ability to make the outstanding borrowings immediately due and payable. The Company does not currently have the ability to fund such amount if they do not achieve the minimum requirements and repayment is demanded by the lenders.

     Contingencies - The Company is party to various litigation and other contingencies, the ultimate outcome of which is not presently known. These contingencies include numerous matters with franchisees. Should the ultimate outcome of these contingencies be adverse and the Company be required to fund a significant judgment, that may represent an event of default under the Company's revolving credit loan agreement and may adversely impact the Company's liquidity and capital resources.

     Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known. The Company's significant accounting policies are discussed in greater detail in Note 1 of Notes to Consolidated Financial Statements.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000.

     Revenues

     Retail store sales decreased $3,775,000 to $23,038,000 for the year ended December 31, 2001, compared to $26,813,000 for the year ended December 31, 2000. The decrease in retail store sales was the result of closing 17 company stores during 2000, nine in the fourth quarter, combined with a reduction in same stores sales of almost 7.5%.

     Wholesale merchandise sales decreased $222,000 to $536,000 for the year ended December 31, 2001, compared to $758,000 for the same period in 2000. The decrease was due to the net decrease of 22 franchise stores during the year ended December 31, 2001.

     Royalty income decreased $466,000 to $3,237,000 for the year ended December 31, 2001, compared to $3,703,000 for the same period in 2000. The decline in royalty is due to the overall decrease in system-wide sales, created by a net reduction of 22 franchise stores and decline in same store sales of 3%. The Company also reduced the royalty rate on sale of new product from 5% to 4% in the fourth quarter of 2000.

     Costs and Expenses

     Cost of sales for retail store sales decreased $2,129,000 for the year ended December 31, 2001, compared to the same period in 2000. Cost of sales as a percentage of sales was 62% of sales for the year ended December 31, 2001, compared to 61% for the year ended December 31, 2000. The increase of cost of sales, as a percentage of sales, can be attributed to two factors: 1) increased competition, which caused the stores to buy used product at a higher cost, and
2) increased percentage of sales being new product, which carries a higher cost than used product.

     Cost of sales for wholesale merchandise decreased $243,000 to $448,000 for the year ended December 31, 2001, compared to $691,000 in 2000. The decrease in cost of sales is comparable to the decline in wholesale merchandise sales discussed above. Cost of sales was 84% of wholesale merchandise sales for the year ended December 31, 2001. During 2000, the Company wrote off obsolete accessories of approximately $90,000. Excluding the write off, cost of sales was 79% for the year ended December 31, 2000.

     Provision for Slow Moving Inventory

     In the fourth quarter of 2001, the Company, as required by its asset based lender, had a third party perform a detailed assessment of the estimated market value of merchandise inventory. As a result, the Company recorded a provision for slow moving inventory aggregating $531,000.

     Retail store operating expenses decreased $1,599,000 to $7,748,000 for the year ended December 31, 2001, compared to $9,347,000 for the year ended December 31, 2000. Retail store operating expense was 34% of retail store revenue for the year ended December 31, 2001, compared to 35% of retail store revenue for the same period in 2000. The decrease in retail store operating expense as a percentage of retail store revenue was attributable to cost saving measures implemented during the last half of 2000 primarily in advertising and payroll and continued into 2001.

     General and administrative expenses decreased by $1,011,000 to $3,692,000 for the year ended December 31, 2001, compared to $4,703,000 for the year ended December 31, 2000. This decrease can be attributed primarily to reduction in franchise development expenses, which included $472,000 in 2000 for new point of sale software licenses and expenses recorded in 2000 relating to E-commerce prior to discontinuance in October. General and administrative expenses for 2001 also included $350,000 relating to a settlement agreement with the Company's former Chief Executive Officer.

     Depreciation and Amortization

     Depreciation and amortization decreased $746,000 to $1,078,000 for the year ended December 31, 2001, compared to $1,824,000 for the same period in 2000. The decrease is related to charge offs and impairments of certain assets of $1,137,000 reflected in the third quarter of 2001 and $6,029,000 during the third quarter of 2000.

     Charge-offs and Impairment of Long-lived Assets

     The Company recorded charge-offs and impairment of certain assets of $7,137,000 during the year ended December 31, 2001 and $6,029,000 during the year ended December 31, 2000. The charges reflected in 2001 relates to goodwill associated with the Company's original acquisition, acquisition of Disc Go Round and company retail store acquisitions. Charges reflected in 2000 included assets of under-performing company retail stores of $1,756,000, goodwill of $2,575,000 associated with the Disc Go Round acquisition and assets of $1,698,000 associated with the Company's E-commerce website. See Note 4 to the Consolidated Financial Statements included elsewhere in this Report.

     Provision for Store Closures

     The Company closed nine retail company stores during the fourth quarter of 2000. A provision of $640,000 was recorded during the year ended December 31, 2000 relating to expenses expected to be incurred in 2001 to complete these closures, primarily rent. An additional $372,000 was reflected in the year ending December 31, 2001 because the Company was unsuccessful in favorably resolving remaining rent or subleasing the closed stores.

     Net Loss

     The Company experienced a net loss of $8,681,000 for the year ended December 31, 2001, compared to a net loss of $8,671,000 during the same period in 2000. Excluding charge-offs, impairments and provisions for store closures, the Company had a net loss of $641,000 for the year ended December 31, 2001, compared to a net loss of $2,002,000 for the year ended December 31, 2000. The above decrease is primarily due to a reduction in depreciation and amortization of approximately $750,000 relating to the above charge-offs and impairments and a decrease in general and administrative expense of approximately $1,000,000.

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

Liquidity and Capital Resources

     At December 31, 2001 the Company had working capital of $7,348,000 and cash and cash equivalents aggregating $549,000, compared to working capital of $7,634,000 and cash and cash equivalents of $637,000 at December 31, 2000. Net cash provided by operating activities was $144,000 for the year ended December 31, 2001 compared to net cash provided by operating activities was $215,000 for the year ended December 31, 2000 and net cash used for operating activities of $1,173,000 for the year ended December 31, 1999. The net cash provided by operations for the year ended December 31, 2001 relates primarily to an increase in accounts payable . The net cash provided by operations for the year ended December 31, 2000 relates to the reduction of inventory and receivables, principally income taxes receivable of $654,000 offset by the reduction of accounts payable of $1,070,000. The net cash used by operations for the year ended December 31, 1999 relates principally to an increase in inventory of $1,512,000, resulting from both an increase in company stores as well as continued planned growth of per store inventory quantities. This increase was offset by an increase in accounts payable of $976,000, consisting primarily of amounts due to E-Commerce related vendors.

     Net cash used for investing activities was $183,000 for the year ended December 31, 2001 compared to net cash used for investing activities of $12,000 for the year ended December 31, 2000 and $6,863,000 for the same period in 1999. The use of cash for investing activities for 2001 relate to the purchase of furniture, fixtures and equipment. The use of cash for investing activities in 2000 relates to the proceeds from the sale of six company retail stores offset by the acquisition of four retail stores and the purchase of fixed assets of $307,000. The significant uses of cash for investing activities in 1999 relate to the acquisition of Music Trader, Inc. in February 1999, development costs relating to E-Commerce, and continued company store growth.

     Net cash used for financing activities was $48,000 for the year ended December 31, 2001 compared to net cash used for financing activities of $635,000 for the year ended December 31, 2000 and net cash provided by financing activities of $4,663,000 for the same period in 1999. The net cash used for financing activities for 2001relate to the reduction of the Company's credit facility. The net cash used for financing activities for 2000 relates primarily to the reduction in debt of $581,000 incurred in 2000 for the acquisitions of four retail stores along with reduction in the Company's credit facility. The net cash provided from financing in 1999 relates to debt of $4,476,000 used to acquire Music Trader, Inc. and to open new company stores, as well as proceeds from the exercise of stock warrants issued in connection with the Company's initial public offering.

     The Company has a wholly owned subsidiary, CD Warehouse Finance Company, which financed the growth of qualified franchisees during 1999. As of December 31, 2001, the financing subsidiary had funded $228,000 for the development or remodel of three new franchised stores. In connection with the Company's new credit facility obtained in December 1999, an affiliate of the Company's asset-based lender is now offering financing to the Company's qualified franchisees, and the Company no longer offers financing services.

     In addition to its working capital at December 31, 2001, the Company has a $15,000,000 revolving credit facility (the "Facility") with an asset-based lender. As of December 31, 2001 the Company had $4,409,000 outstanding under the Facility. The term of the loan, as amended in March 2002, expires July 1, 2003, at which time the principal and unpaid interest are due. The loan bears a variable rate of interest of an index rate (thirty-day commercial paper) plus 2.75% (4.77% at December 31, 2001). In March 2002, as a result of the amendment, the variable rate of interest has been changed to the above index rate plus 4.75% (6.84% as of March 2002). All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth and limits on capital expenditures.

     Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of December 31, 2001 were approximately $280,000. In November 2001, the Company was notified by the Lender of a reduction in the stated percentages it uses to calculate the borrowing base. The reduction was based on a recent assessment of estimated market value of inventory by a third party and resulted in a reduction of borrowing availability of approximately $600,000. This reduction created a temporary over advance with the Lender which was resolved by December 31, 2001. The Company was informed again in March 2002 of another reduction of the stated percentages based on a current market valuation by a third party. This reduction has resulted in an over advance with the Lender of $200,000. The Lender has agreed to this over advance with the Company but will require a reduction of $50,000 per week beginning April 1, 2002.

     In March 2002, the Company retained an investment banker to assist the Company in arranging financing for the Company either in the form of equity or debt.

     For the year ended December 31, 2001 the Company experienced declines in comparable retail store sales from the same period in 2000. It is presently the Company's belief that these declines are temporary and caused largely due to lack of new releases of music in 2001 and the downturn of the economy. The Company believes it will be successful in achieving 2% growth in company retail sales and at least maintain franchise royalties. However, it is possible that these declines could continue during the full period of the economic downturn. Further, the Company believes its decline in comparable retail store sales are consistent with that currently experienced by others in the retail music industry. Since the Company believes these situations are not reflective of the Company's brand and currently believes the introduction of digital versatile discs (DVDs) represents profitable sales growth opportunities for the Company and its franchise community, the Company does not presently intend to close additional stores based on this current situation. Thus, no provision for additional store closures has been made for the year ended December 31, 2001; however, should this decline in comparable retail store sales continue and/or the Company not experience favorable operating results from the introduction of DVDs into its operations, this evaluation could change in the near term, which could result in the need for future provisions for store closures or further impairment of long-lived assets.

     During the last two quarters of 2000, the Company recorded write-offs and impairment of $6,029,000 relating to underperforming stores, the Company's E-commerce efforts and goodwill relating to its previous acquisition of Disc Go Round. Several of the underperforming stores were closed as of December 31, 2000 resulting in a provision for closed stores of $640,000. Because of these factors, the Company did not meet the fixed charge coverage or minimum tangible net worth covenants required by its lender in 2000. The lender waived both covenants for the year ended December 31, 2000. The Facility was amended to revise the financial covenants to amounts expected to be achieved by the Company in 2001. However, the impairment of long-lived assets of $7,137,000 and the Separation Agreement with the former CEO and President of $350,000 during the year ended December 31, 2001 caused the fixed charged coverage ratio and minimum tangible net worth to fall below the revised requirement imposed by the Facility. In March 2002, the lender waived these covenant violations for the year ended December 31, 2001. The amendment to the Facility also reset 2002 covenants that require the Company to have tangible net worth of $4,675,000 at December 31, 2002. The Company's forecast for 2002 indicates that operating results will not significantly exceed this covenant at December 31, 2002. The Company is also required to maintain a fixed charge coverage ratio of 1.15, 2.0,
2.5 and 3.0 for the first, second, third and fourth quarters of 2002, respectively. The Company's forecast for 2002 indicates that operating results will not significantly exceed the requirement in the first and second quarters of 2002. Should the Company not maintain compliance with the debt covenants or be able to obtain waivers from the lender, the lender has the ability to make the outstanding borrowings immediately due and payable. The Company does not currently have the ability to fund such amount if they do not achieve the minimum requirements and repayment is demanded by the lenders. Excluding any unforeseen adjustment by the lender in the Company's borrowing base, inability to maintain debt covenants, or unexpected results in litigation discussed in
Part I, Item 3 above, it is the Company's opinion that the current working capital at December 31, 2001 combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

     Obligations and Commitments

     In the normal course of business, the Company enters into contracts, leases, and borrowing arrangements. The Company has no debt guarantees for unrelated parties.

     The Company's commitments and obligations as of December 31, 2001, are summarized in the following table:

                                                          Year Due
          Type of           Total          2002          2003            2004         2005            2006
          Obligation
          -----------------------------------------------------------------------------------------------------------
          Revolving-credit
          loan              $   4,409,043   $         -  $   4,409,043   $        -   $           -   $            -

          Corporate
          facility lease          883,614       186,024        186,024      186,024         186,024          139,518

          Store leases
          and other             3,871,480     1,633,286      1,267,347      710,410         207,301           53,136
                            -----------------------------------------------------------------------------------------
                            $   9,164,137   $ 1,819,310  $   5,862,414   $  896,434   $     393,325   $      192,654
                            =========================================================================================

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of changes on the Company's variable rate loan arrangements with its lender as described in
Part II, Item 7 above under the caption "Liquidity and Capital Resources." The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.  Financial Statements And Supplementary Data

         The consolidated financial statements of the Company are incorporated by reference from pages F-1 through F-26 of the attached Appendix, and include the following:

         Consolidated Financial Statements of CD Warehouse, Inc.

                    (1)  Report of Independent Auditors
                    (2) Consolidated Balance Sheets at December 31, 2001, 2000, and 1999
                    (3) Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999
                    (4) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999
                    (5) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
                    (6)  Notes to Consolidated Financial Statements

         The following consolidated financial statement schedule is included in item 14(a):

                    Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There have been no material disagreements between the Company and its independent accountants on accounting and financial disclosure matters which are required to be reported under this Item for the period for which this Report is filed.

                                    PART III

Item 10. Directors Executive Officers, Promoters and Control Persons; Compliance With 16(a) of the Exchange Act

Directors

         The following information is furnished for each person who was a director of the Company during 2001.

         Norman R. Proulx, age 53, was appointed as a director of the Company by the Board in February 2001. Mr. Proulx currently serves as the President and Chief Executive Officer of ZymeTx, Inc., an Oklahoma City-based biomedical company. He has also served as a Director for Talisman Enterprises, Inc. since 1998. From 1990 to 1996, Mr. Proulx served as President and Chief Executive Officer of Seymour Housewares Corporation, and served from 1978 to 1984 as President of Wilkinson Sword Ltd. He is a graduate of Boston College where he earned a BS in accounting in 1969.

         Christopher M. Salyer, age 49, was appointed President, Chief Executive Officer, and Chairman of the Board in August 2000. Mr. Salyer has been a member of the Board since October 1996, and his current term will expire at the 2003 annual meeting. Mr. Salyer served as the Chairman of Medical Arts Laboratory, Inc., the nation's oldest independent medical laboratory from December 1997 to August 2000. Medical Arts Laboratory, Inc. filed for Chapter 11 protection in Federal Bankruptcy Court in October 2000. Mr. Salyer also currently serves as the Chairman of the Board of Accel Financial Staffing, Inc., a temporary services company formed by Mr. Salyer in April 1995. From February 1984 through December 1994, Mr. Salyer served as the Chairman and Chief Executive Officer of National Check Cashers Corporation, a retail financial services company. He received his B.B.A. degree from Southern Methodist University in 1973 and received an M.B.A. in 1974 from Babson College in Boston, Massachusetts. Mr. Salyer is a certified public accountant.

         Robert O. McDonald, age 63, has served as Chairman of the Board of Directors and Chief Executive Officer of Capital West Securities, Inc., an investment banking firm ("Capital West"), since May 1995. Mr. McDonald has been a member of the Board since May 1998 and his current term will expire at the 2002 annual meeting. Capital West was the managing underwriter for the Company's initial public offering in January 1997, as well as a placement agent for the Company's private offering of securities in June 1998. From June 1994 to May 1995, Mr. McDonald was engaged in managing his personal investments. Prior to June 1994, Mr. McDonald was employed by Stifel Nicolaus & Co., Inc., where he served as Municipal Syndicate Manager. Mr. McDonald also serves as a director of Avalon Correctional Services, Inc., an Oklahoma-based public company providing private correctional services. Mr. McDonald received his BBA from the University of Oklahoma in 1960.

         K. Douglas Martin, age 62, was appointed a director of the Company by the Board in June, 2001. Most recently, Mr. Martin served for six years as the Vice Chairman, President and CEO of NestFamily.com, a leader, producer and distributor of award-winning animated videos and other family entertainment products. From 1991 to 1993, he was Vice Chairman and COO for Primerica Corporation. Mr. Martin also served as President and Group Vice President of other companies financially related to Primerica Corporation. From 1963 to 1979, Mr. Martin served in several capacities for the Gillette Company. His positions at Gillette included Vice President Autopoint & Special Markets, Director of Specialty & Industrial Operations, and Director of New Products, among others. Mr. Martin worked throughout three of the Gillette Company divisions: Papermate, Colton, and Safety Razor. In addition, from 1979 to 1984, Mr. Martin served as the President and CEO for several divisions of Allegheny International. In 1984, he joined the Tupperware Company as President, North America. Mr. Martin received an MBA from the University of North Carolina and a BS in Commerce from Washington & Lee University.

         Stephen B. Browne, age 55, was appointed as a director of the Company by the Board in September 2000 to fill a vacancy on the Board. Mr. Browne is currently serving as President, Chairman and Chief Executive Officer of the following companies: All-American Bottling Corporation since November 1987, Full Service Beverage Company since November 1979, and Browne Bottling Company since November 1987 and has been serving as a director of Beverage Association Co-op since January 1988. Mr. Browne has resigned effective March 2002.

Executive Officers

         The following information is furnished for each person who serves as an executive officer of the Company, who is not a Director listed above:

         Patrick S. DiFazio, age 35, has served as Vice President-Company Store Operations and as President of Compact Discs Management, Inc., a wholly owned subsidiary of the Company, since March 1999. From January 1997 to March 1999, he served as General Manager of Company Stores. For over five years prior to that time, Mr. DiFazio was the District Manager of a CD Warehouse franchisee. Mr. DiFazio received his B.A. and B.B.A. degrees from Southern Methodist University in May 1989.

         Doyle E. Motley, age 47, was appointed Senior Vice President and Chief Financial Officer of the Company on January 1997. He resigned that position in September 2000, but continued to serve the Company in a working capacity until being re-appointed in November 2000. From October 1994 through 1996, Mr. Motley served as an internal auditor for Bob Moore Financial Group, a multi-state auto dealership with its principal place of business located in Oklahoma City, Oklahoma. Mr. Motley received a Bachelor of Accountancy from the University of Oklahoma in 1977 and is a certified public accountant.

         Michael E. Chionopoulos, age 36, has served as Vice President and General Counsel of the Company since October 1998. He was elected as Senior Vice President of the Company in February, 2001. From October 1995 to October 1998, Mr. Chionopoulos was an associate with the law firm of Abowitz Rhodes & Dahnke. Prior to that time, from May 1993 to October 1995 Mr. Chionopoulos was self-employed and of counsel with the firm of Joseph J. Reinke and Associates. Mr. Chionopoulos received his J.D. from Oklahoma City University in May 1992 and his B.A. from Midwestern State University, Wichita Falls, Texas in May 1988. Mr. Chionopoulos also currently serves in the Oklahoma Army National Guard as the Deputy Staff Judge Advocate for the 45th Infantry Brigade. Mr. Chionopoulos resigned in March 2002 to be effective April 2002.

                    THE BOARD OF DIRECTORS AND ITS COMMITTEES

         The Board of Directors held 19 meetings in 2001. Each director attended at least 75% of the total number of Board and committee meetings held while serving as a director or committee member during fiscal year 2001.

         The Company has an Audit Committee comprised of three independent directors, Messrs. Martin, McDonald and Proulx. The Audit Committee oversees internal controls, audits and compliance programs and recommends the Company's independent auditor and oversees their activities. The Audit Committee held one meeting in 2001. The Board has approved a written charter which governs the Audit Committee. The Company does not have a standing compensation or nominating committee.

         Audit Committee Report

         The Audit Committee reviews the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. In this context, the Audit Committee has met and held discussions with management and the independent auditors. Management represented to the Audit Committee that the Company's financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the audited financial statements with management and the independent auditors.

         The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees). In addition, the Audit Committee has received the written disclosures and the letter from the independent auditors required by the Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees) and has discussed with the independent auditors the auditors' independence from the Company and its management. In concluding that the auditors are independent, the Committee considered, among other factors, whether the nonaudit services provided by Ernst & Young LLP were compatible with their independence. The Audit Committee discussed with the Company's independent auditors the overall scope and plans for the audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

         In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board subsequently approved the recommendation) that the audited financial statements be included in the Company's Form 10-K for the year ended December 31, 2001, for filing with the Securities and Exchange Commission.

/s/ Norman R. Proulx
/s/ K. Douglas Martin
/s/ Robert O. McDonald

March 28, 2002

Ernst & Young LLP Fees

         For services rendered in 2001 by Ernst & Young LLP, our independent auditors, we incurred the following fees:

         .    Audit Fees (for the audit of the 2001 financial statements and quarterly reviews) - $109,300
         .    Financial Information Systems Design and Implementation Fees - $0
         .    All Other Fees (consisting primarily of tax services) - $12,600

Directors' Compensation

         During the fiscal year ended December 31, 2001, directors who were not officers of the Company were paid $1,000 for each meeting attended. Additionally, all directors received an automatic grant of 10,000 options under the Company's Amended 1996 Stock Option Plan (the "Plan"). Pursuant to the terms of the Plan, the options vest on the anniversary of the date of grant. All options were granted with an exercise price equal to the fair market value of the common stock on the date of grant.

Item 11. Executive Compensation.

         The following table sets forth, for the last three fiscal years, the compensation paid by the Company to (a) the Chief Executive Officer and (b) the other executive officers who earned in excess of $100,000 during fiscal 2001 (together with the Chief Executive Officer, the "Named Executive Officers").

                                                                                                  Long-Term
                                                                      Annual Compensation        Compensation
                                                                    -----------------------      ------------
                                                                                                  Securities
                                                        Fiscal                                    Underlying
             Name and Principal Position                 Year          Salary         Bonus       Options (#)
             ---------------------------                 ----          ------         -----       -----------
   Christopher M. Salyer                                 2001       $200,000/(1)/         --         10,000
     President and Chief Executive Officer               2000       $ 63,975/(1)/         --        370,000
     (Effective August 30, 2000)                         1999             --              --         10,000

   Doyle E. Motley                                       2001       $120,000/(2)/         --         60,000
     Senior Vice President and Chief Financial Officer   2000       $101,776/(2)/         --         20,000
                                                         1999       $115,000         $25,000         10,000

_______________

(1) Pursuant to Mr. Salyer's employment agreement, the Company may defer a portion of Mr. Salyer's annual base salary with Mr. Salyer's permission. This amount includes $50,000 and $16,667 deferred from Mr. Salyer's 2001 and 2000 annual salary, respectively.
(2) Pursuant to Mr. Motley's employment agreement, the Company may defer up to $30,000 of Mr. Motley's salary. This amount includes $13,000 and $9,322 deferred from Mr. Motley's 2001 and 2000 annual salary, respectively.

Stock Options Granted in Fiscal 2001

       The following table contains information concerning the grant of stock options to the Named Executive Officers.

                                                               Individual Grants
                                     --------------------------------------------------------------------
                                      Number of       % of Total                                            Potential Realizable
                                     Securities         Options                                            Value at Assumed Annual
                                     Underlying       Granted to                                        Rates of Stock Appreciation
                                       Options       Employees in     Exercise or Base     Expiration        for Option Term
                                                                                           ----------   ---------------------------
              Name                     Granted       Fiscal Year        Price ($/Sh)          Date           5%            10%
              ----                     -------       -----------        ------------          ----      -----------    ------------
         Christopher M. Salyer              10,000          12.5%           $.42             5/01/11      $ 2,641         $ 6,694
         Doyle E. Motley                    10,000          12.5%           $.42             5/01/11      $ 2,641         $ 6,694
                                            50,000          62.5%           $.50            10/01/11      $15,723         $39,843

Fiscal Year End Option Values

         The following table sets forth certain information regarding the year end value of options held by the Named Executive Officers. The Named Executive Officers did not exercise any options in 2001.

                                                         Number of                       Value of Unexercised
                                                  Unexercised Options at                In-the-Money Options at
                                                     December 31, 2001                  December 31, 2001 /(1)/
                                               ------------------------------         ----------------------------
                   Name                        Exercisable      Unexercisable         Exercisable    Unexercisable
                                               -----------      -------------         -----------    -------------
   Christopher M. Salyer, Chairman,
   President and Chief Executive Officer           402,000             10,000                 -0-           $1,800
   Doyle E. Motley, Senior Vice President
   and Chief Financial Officer                     196,000             10,000              $5,000           $1,800

____________________

(1) For the purposes of this table, the "value" of an option is the difference between the market value at December 31, 2001 of the shares of common stock subject to the option and the aggregate exercise price of such option. The December 31, 2001 closing price of the Company's common stock was $.60 per share.

Employment Agreements

         The Company has employment agreements with Messrs. Salyer and Motley. Mr. Salyer's employment agreement has an initial term of 64 months, ending on December 31, 2005, and will renew for successive five year terms unless otherwise terminated by Mr. Salyer or the Company. Mr. Salyer currently receives an annual salary of $200,000. Mr. Salyer's employment agreement also provides that if he is terminated for a reason other than for Cause or disability, then the Company is to pay Mr. Salyer two times his annual salary. Mr. Salyer's employment agreement further provides that if Mr. Salyer resigns for Good Reason or if Mr. Salyer is terminated for a reason other than cause or disability within 12 months of a Change in Control, he is entitled to receive an amount equal to either four times his annual salary or $1.00 less than three times his mean average annual compensation, whichever is less. Under Mr. Salyer's employment agreement, the Company may defer a portion of Mr. Salyer's annual salary, if the Board of Directors deems that the Company is experiencing sufficient cash flow difficulty and with Mr. Salyer's permission.

         Mr. Motley's employment agreement originally provided for a term of one year, with automatic one year renewals unless terminated by either the Company or Mr. Motley. Mr. Motley's employment agreement was amended in November 2000 to provide a three year term expiring in November 2003 and automatic renewals for successive three year terms unless terminated by Mr. Motley or the Company. Mr. Motley currently receives an annual salary of $120,000. Mr. Motley's employment agreement also provides that if Mr. Motley is (a) terminated for a reason other than Cause or disability, whether within 12 months of a Change in Control or not, or (b) Mr. Motley resigns for Good Reason, Mr. Motley is entitled to an amount equal to one times his annual salary. Under Mr. Motley's employment agreement, the Company may defer up to $30,000 of Mr. Motley's annual salary.

         In Mr. Salyer's and Mr. Motley's employment agreements "Good Reason" is defined for any purpose other than a Change in Control as a major reduction in Mr. Motley's or Salyer's responsibilities, a salary decrease of more than 5%, or a material adverse change in the aggregate level of benefits provided to Mr. Salyer or Mr. Motley.

         "Good Reason" is defined in Mr. Salyer's and Mr. Motley's employment agreements for purposes of a Change in Control as the assignment to Mr. Motley or Mr. Salyer of duties inconsistent with their positions, a reduction in their salary, the failure of the Company to provide them with the same benefits provided prior to the Change in Control, or relocation of the principal offices of the Company outside Oklahoma City, Oklahoma. In Messrs. Salyer and Motley's employment agreements, a "Change in Control" is defined as any of the following events:

         .     A consolation or merger where the Company is not the surviving entity;
         .     An issuance, exchange, or conversion of the Company's stock which results in a dilution of the previously existing voting rights by
               25%;
         .     A sale, lease, exchange or transfer of all or substantially all of the assets of the Company;
         .     Approval by the Company's stockholders of a plan or proposal of liquidation or dissolution;
         .     Any person becoming the beneficial owner of more than 50% or more of the Company's outstanding capital stock;
         .     The Company becoming a subsidiary of another corporation; or
         .     A significant change in the composition of the Board.

         "Cause," is defined generally under Mr. Motley's and Mr. Salyer's agreements to include: failure or inability to perform the duties assigned, any act of moral turpitude which does or is likely to have an adverse effect on the Company, or any material breach of the employment agreements. During the term of employment and for two years subsequent thereto, Messrs. Salyer and Motley are each prohibited from directly or indirectly, for his own benefit or on behalf of others, competing, or becoming an officer, director, employee or holder of more than 5% of the capital stock or other equity interest of any corporation or other entity which competes, with the Company or any of its subsidiaries. Such limitation extends to all geographic areas in which Company conducts business at the date of the officer's termination of employment.

         Each employment agreement also prohibits the officer, subsequent to termination of employment, from disclosing to third parties proprietary information relating to the Company. In addition, each officer may be entitled to receive incentive compensation consisting of an annual bonus if certain individual and Company objectives are achieved as defined by the Board. Mr. Salyer is entitled to receive up to an additional 45% of his annual salary, and Mr. Motley is entitled to receive an additional 25% of his annual salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 1, 2002 (except as otherwise indicated) by each director, each Named Executive Officer listed under the heading "Executive Officers and Compensation," all directors and executive officers as a group, and each person who is known by the Company to own beneficially more than 5% of the Company's common stock. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

                                                                    Number of      Percent of
Beneficial Owner/(1)/                                                Shares        Class /(2)/
                                                                                   -----------
Christopher M. Salyer*                                           443,400/(3)/         10.89%
Doyle E. Motley                                                  231,500/(4)/          5.99%
Stephen B. Browne*(Resigned March 2002)                           67,500/(5)/          1.81%
Norman R. Proulx*                                                 12,500               0.34%
Robert O. McDonald*                                              169,565/(6)/          4.44%
K. Douglas Martin*                                                10,000                .27%
Jerry W. Grizzle                                                 397,813/(7)/         10.59%
  1506 Squirrel Tree Pl
  Edmond, OK 73034
Alan Brown                                                                            13.98%
  1222 University Ave., Suite 201                                511,700
  St. Paul, Minnesota 55104
All executive officers and directors as a group (8 persons)    1,048,975/(8)/         22.64%

__________________

*    Director

(1) Unless otherwise indicated, the beneficial owner's address is c/o 900 N. Broadway, Oklahoma City, Oklahoma 73102.
(2) Percent of class for any stockholder listed is based on 3,660,295 shares of common stock outstanding as of March 1, 2002 and calculated without regard to shares of common stock issuable to others upon exercise of outstanding stock options or subscriptions for common stock. Any shares a stockholder is deemed to own by having the right to acquire by exercise of an option or by subscription are considered to be outstanding solely for the purpose of calculating that stockholder's ownership percentage. The Company computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of common stock which the person or group has the right to acquire within the next 60 days.
(3) Includes options to purchase 412,000 shares of common stock which are presently exercisable by Mr. Salyer or that become exercisable within 60 days of March 28, 2002.
(4) Includes options to purchase 206,000 shares of common stock which are presently exercisable by Mr. Motley or that become exercisable within 60 days of March 28, 2002.
(5) Includes options to purchase 67,500 shares of common stock which are presently exercisable by Mr. Browne or that become exercisable within 60 days of March 28, 2002.
(6) Includes: (a) warrants to purchase 69,565 shares of common stock and (b) options to purchase 90,000 shares of common stock which are presently exercisable or that become exercisable within 60 days of March 28, 2002. Capital West holds 43,265 of the warrants included in (a). Mr. McDonald is the majority stockholder of Affinity Holdings Corporation which is the sole stockholder of Capital West, and therefore, Mr. McDonald shares voting and dispositive power over such shares. See "Executive Compensation-Certain Transactions."
(7) Includes 96,000 options which are presently exercisable by Mr. Grizzle or that became exercisable within 60 days of March 28, 2002.
(8) Includes 972,565 shares of common stock which directors and executive officers as a group have a right to acquire by exercise of options or warrants granted to individuals within the group and which are currently exercisable or that become exercisable within 60 days of March 28, 2002.

Compliance with Section 16(a) Beneficial Ownership Reporting Requirements

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers and any persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of ownership and subsequent changes in ownership of common stock and other securities of the Company. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during 2001 all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were met, except Mr. Browne, Mr. Chionopoulos, Mr. Martin, Mr. McDonald and Mr. Salyer each inadvertently filed one late report and Mr. Motley and Mr. Proulx each inadvertently filed two late reports relating to stock options granted in 2001. All reports have been filed as of the date of this report.

Item 13.  Certain Relationships and Related Transactions.

Certain Transactions

         Robert O. McDonald, a director of the Company, also serves as Chairman of the Board and Chief Executive Officer of Capital West Securities, Inc. ("Capital West"). Capital West acted as managing underwriter of the Company's initial public offering in January 1997 and, in connection therewith, received approximately $208,000 in discounts, commissions, and non-accountable expense allowances, as well as 50,000 stock purchase warrants (the "1997 Warrants"), which entitle the holders thereof to purchase 50,000 shares of common stock at a purchase price equal to 150% of the initial public offering price for a period of four years commencing January 22, 1998.

         In May 1998, Capital West and another investment banker acted as placement agents for a private offering of the Company's common stock and received, in connection with their services as placement agents, (a) discounts and commissions of 8.0% of the gross proceeds of the offering (an aggregate $1,299,440), and (b) an aggregate 162,430 common stock purchase warrants (the "1998 Warrants"), which entitle the holders thereof to purchase 162,430 shares of common stock at an exercise price of $10.00 per share on and after June 2000 and expiring June 2005.

         In 2000, the 1997 Warrants and the 1998 Warrants were canceled, and in December 2000 the Company issued to Capital West a five year warrant to purchase 43,265 shares of common stock at an exercise price of $1.00 per share (the "2000 Warrants"). The 2000 Warrants grant to the holders of the warrants the right to require on one occasion the Company to register with the Securities and Exchange Commission the shares of Common Stock issuable upon exercise of the warrants. The 2000 Warrants also entitle the holders of the warrants to include the shares issuable upon the exercise of the warrants in any registration statement filed with the Securities and Exchange Commission by the Company, with certain exceptions. The 2000 Warrants have been assigned to third parties, with Mr. McDonald receiving 26,300 of the 2000 Warrants.

         In March 2001, the Company leased a building containing approximately 16,988 square feet from Christopher M. Salyer (the Company's President and Chief Executive Officer) and his wife for a term of five years with one five year renewal option. The rental under the lease is approximately $10.95 per square foot, for a total annual rental of approximately $186,000. The Board of Directors of the Company (with Mr. Salyer abstaining) has approved the lease agreement with Mr. Salyer as fair and reasonable and in the Company's best interest.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     (1) Financial Statements, as set forth in Item 8, are attached hereto as Appendix A and included herein on pages F-1 through F-25.
     (2) Financial statement schedule, as set forth in Item 8, are attached as Appendix A and included herein on page F-26.
     (3) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

Exhibit
Number                              Exhibit Index                                    Page
------                              --------------
  3.1    Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, file number
         333-15139 and incorporated herein by reference) ...........................    #

  3.2    Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's
         Registration Statement on Form SB-2, file number 333-15139 and
         incorporated herein by reference) .........................................    #

  4.1    Specimen Certificate of the Common Stock (filed as Exhibit 4.1 to the
         Company's Registration Statement on Form SB-2, file number 333-15139
         and incorporated herein by reference) .....................................    #

  4.2    See Articles IV and VIII of the Company's Amended and Restated
         Certificate of Incorporation and Article II of the Company's Amended
         and Restated Bylaws (filed as Exhibit 4.2 to the Company's Registration
         Statement on Form SB-2, file number 333-15139 and incorporated herein
         by reference) .............................................................    #

  4.3    Form of Warrant Agreement between the Company and the Underwriters
         (filed as Exhibit 4.3 to the Company's Registration Statement on Form
         SB-2, file number 333-15139 and incorporated herein by reference) .........    #

  4.4    Warrant Agreement dated May 22, 1998, by and among the Company, Comvest
         Partners, Inc. and Capital West Securities (filed as Exhibit 4.4 to the
         Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1999, file number 73-1504999 and incorporated herein by
         reference) ................................................................    #

  4.5    Amended 1996 Stock Option Plan (filed as Exhibit 4.4 to the Company's
         Registration Statement on Form S-8 dated February 19, 1999, file number
         333-72651 and incorporated herein by reference) ...........................    #

  10.1   Settlement and Separation Agreement by and between the Company and
         Grizzle, dated October 18, 2001 (filed as exhibit 10.1 to the Company's
         Form 10-Q for the quarter ended September 30, 2001 and incorporated
         herein by reference) ......................................................    #

  10.2   Employment Agreement by and between the Company and Motley (filed as
         Exhibit 10.4 to the Company's Registration Statement on Form SB-2, file
         number 333-15139 and incorporated herein by reference) ....................    #

  10.4   Asset Purchase Agreement, dated as of June 16, 1998, by and between the
         Company and the Grow Biz International, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K dated June 26, 1998 and incorporated herein by
         reference) ................................................................    #

  10.5   Form of Franchise Agreement (filed as Exhibit 10.10 to the Company's
         Registration Statement on Form SB-2, file number 333-15139 and
         incorporated herein by reference) .........................................    #

  10.6   Lease Agreement dated March 1, 2001, by and between Christopher M. and
         Margaret S. Salyer and CD Warehouse, Inc. (filed as Exhibit 10.6 to the
         Company's 10KSB for the year ended December 31, 2000 and incorporated
         herein by reference) ........................................................   #

  10.7   Form of Development Agreement (filed as Exhibit 10.13 to the Company's
         Registration Statement on Form SB-2, file number 333-15139 and
         incorporated herein by reference) ...........................................   #

  10.8   Lease Agreement dated April 17, 1997 by and between Will Rogers Service
         Center Phase IV Associates and CD Warehouse, Inc. (filed as Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter
         ended June 30, 1998 and incorporated herein by reference) ...................   #

  10.9   Loan Agreement, dated February 17, 1999, between the Company and Bank
         One, Oklahoma, N.A. (filed as Exhibit 5.1 to the Company's Form 8-K
         dated February 24, 1999 and incorporated herein by reference). ..............   #

  10.10  Loan and Security Agreement dated as of December 28, 1999, among
         General Electric Capital Corporation as lender and the Company and its subsidiary, Compact Discs Management, Inc., as borrowers (filed as
         Exhibit 10.9 to the Company's 10KSB for the year ended December 31,
         1999 and incorporated herein by reference). .................................   #

  10.11  Amendment To Loan and Security Agreement, dated March 8, 2001, among
         General Electric Capital Corporation as lender and the Company and its
         subsidiary, Compact Discs Management, Inc. (filed as Exhibit 10.11 to           #
         the Company's 10KSB for the year ended December 31, 2000 and incorporated herein by reference).

  10.12  Amendment to Loan and Security Agreement, dated March 27, 2002, among
         General Electric Capital Corporation as Lender and the Company and its
         subsidiary, Compact Discs Management, Inc....................................   *

  *21.1  List of subsidiaries ........................................................   *

  *23.1  Consent of Ernst & Young LLP ................................................   *

         #   Incorporated by reference.
         *   Filed herewith.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002                             CD WAREHOUSE, INC.,
                                           a Delaware corporation

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

                   NAME AND TITLE                              DATE
                   --------------                              ----

/s/ Christopher M. Salyer                                  March 29, 2002
-------------------------
  Christopher M. Salyer
     Chairman of the Board of Directors;
     President and Chief Executive Officer

/s/ Doyle E. Motley                                        March 29, 2002
-------------------
  Doyle E. Motley
     Sr. Vice President, Chief Financial Officer,
     Secretary and Treasurer
     (Principal Financial and Accounting Officer)

/s/ Robert O. McDonald                                     March 29, 2002
----------------------
  Robert O. McDonald
     Director

/s/ Norman R. Proulx                                       March 29, 2002
--------------------
  Norman R. Proulx
     Director

/s/ K. Douglas Martin                                      March 29, 2002
---------------------
  K. Douglas Martin
     Director

                                   Appendix A

        Consolidated Financial Statements
        CD Warehouse, Inc.
        Years ended December 31, 2001, 2000, and 1999

                               CD Warehouse, Inc.

                        Consolidated Financial Statements

                  Years ended December 31, 2001, 2000, and 1999

                                    Contents

        Report of Independent Auditors ..................................   F-2

        Audited Consolidated Financial Statements

        Consolidated Balance Sheets .....................................   F-3
        Consolidated Statements of Operations ...........................   F-4
        Consolidated Statements of Stockholders' Equity .................   F-5
        Consolidated Statements of Cash Flows ...........................   F-6
        Notes to Consolidated Financial Statements ......................   F-8

                         Report of Independent Auditors

The Board of Directors and Stockholders
CD Warehouse, Inc.

We have audited the accompanying consolidated balance sheets of CD Warehouse, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD Warehouse, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 15, 2002,
except for Note 9, as to which the date is March 27, 2002

                               CD Warehouse, Inc.

                           Consolidated Balance Sheets

                                                                               December 31
                                                                          2001             2000
                                                                      ------------     ------------
Assets
Current assets:
   Cash and cash equivalents                                          $    548,950     $    637,035
   Accounts receivable, net of allowance for doubtful accounts of
     $164,000 and $215,000 at December 31, 2001 and 2000,
     respectively                                                          747,422          582,908
   Merchandise inventory, net                                            7,652,294        8,227,205
   Prepaid expenses and other                                              250,106          257,446
                                                                      -----------------------------
Total current assets                                                     9,198,772        9,704,594

Furniture, fixtures, and equipment, net                                  1,755,555        2,061,266
Intangibles and other assets, net                                          199,735        7,941,262
                                                                      -----------------------------
Total assets                                                          $ 11,154,062     $ 19,707,122
                                                                      =============================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                   $    764,452     $    469,655
   Accrued liabilities                                                   1,007,412        1,426,283
   Advances and deposits                                                    79,000          174,500
                                                                      -----------------------------
Total current liabilities                                                1,850,864        2,070,438

Long-term debt                                                           4,409,043        4,421,857
Other noncurrent liabilities                                               360,000                -
Commitments and contingencies (Note 12)

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized,
     none issued                                                                 -                -
   Common stock, $.01 par value; 10,000,000 shares authorized,
     3,660,295 shares issued and outstanding                                36,603           36,603
   Additional paid-in capital                                           21,828,756       21,828,756
   Accumulated deficit                                                 (17,331,204)      (8,650,532)
                                                                      -----------------------------
Total stockholders' equity                                               4,534,155       13,214,827
                                                                      -----------------------------
Total liabilities and stockholders' equity                            $ 11,154,062     $ 19,707,122
                                                                      =============================

See accompanying notes.

                               CD Warehouse, Inc.

                      Consolidated Statements of Operations

                                                                    Year ended December 31
                                                            2001             2000             1999
                                                       --------------------------------------------------
Revenues:
   Company operations:
     Retail store sales                                $    23,038,366    $   26,812,756   $   26,968,793
     Wholesale merchandise sales                               536,421           757,796          832,598
     Software income, net                                       30,000            33,000           71,223
   Franchise operations:
     Royalty income                                          3,236,951         3,703,687        3,859,662
     Franchise and development fees                            142,500           178,000          180,000
                                                       --------------------------------------------------
Total revenues                                              26,984,238        31,485,239       31,912,276

Operating costs and expenses:
   Cost of sales--retail store sales                        14,315,021        16,443,762       16,185,685
   Cost of sales--wholesale merchandise sales                  447,671           691,009          678,144
   Provision for slow-moving inventory                         531,000                 -                -
   Retail store operating expenses                           7,748,470         9,346,510       10,029,365
   General and administrative                                3,692,034         4,703,024        4,997,385
   Depreciation and amortization                             1,078,376         1,823,941        1,516,061
   Charge-offs and impairment of long-lived assets           7,136,627         6,029,322          180,000
   Provision for store closures                                371,940           640,290                -
                                                       --------------------------------------------------
Total costs and expenses                                    35,321,139        39,677,858       33,586,640
                                                       --------------------------------------------------
Operating loss                                              (8,336,901)       (8,192,619)      (1,674,364)

Other income (expense):
   Interest income                                               8,621            26,869           40,017
   Interest expense                                           (363,103)         (495,632)        (227,550)
   Other, net                                                   10,711            (9,271)          36,765
                                                       --------------------------------------------------
                                                              (343,771)         (478,034)        (150,768)
                                                       --------------------------------------------------
Loss before income taxes                                    (8,680,672)       (8,670,653)      (1,825,132)

Credit for income taxes                                             --                --         (684,000)
                                                       --------------------------------------------------
Net loss                                               $    (8,680,672)   $   (8,670,653)  $   (1,141,132)
                                                       ==================================================

Net loss per share--basic and diluted                  $         (2.37)   $        (2.37)  $         (.31)
                                                       ==================================================


Shares used in computations--basic and diluted               3,660,295         3,660,295        3,642,442
                                                       ==================================================

See accompanying notes.

                               CD Warehouse, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                                        Retained
                                                                      Additional        Earnings             Total
                                            Common Stock                Paid-in       (Accumulated       Stockholders'
                                         Shares        Amount           Capital          Deficit)            Equity
                                       --------------------------------------------------------------------------------
    Balance at December 31, 1998        3,550,550    $    35,506    $   20,571,755   $     1,161,253    $    21,768,514

    Exercise of stock warrants             25,000            250           187,250                 -            187,500

    Issuance of common stock               84,745            847           999,153                 -          1,000,000

    Net loss                                    -              -                 -        (1,141,132)        (1,141,132)
                                       --------------------------------------------------------------------------------
    Balance at December 31, 1999        3,660,295         36,603        21,758,158            20,121         21,814,882

    Issuance of stock warrants                  -              -            70,598                 -             70,598

    Net loss                                    -              -                 -        (8,670,653)        (8,670,653)
                                       --------------------------------------------------------------------------------
    Balance at December 31, 2000        3,660,295         36,603        21,828,756        (8,650,532)        13,214,827

    Net loss                                    -              -                 -        (8,680,672)        (8,680,672)
                                       --------------------------------------------------------------------------------
    Balance at December 31, 2001        3,660,295    $    36,603   $    21,828,756   $   (17,331,204)   $     4,534,155
                                       ================================================================================

   See accompanying notes.

                               CD Warehouse, Inc.

                      Consolidated Statements of Cash Flows

                                                                      Year ended December 31
                                                              2001             2000              1999
                                                       ------------------------------------------------------
Operating Activities
Net loss                                                 $   (8,680,672)   $   (8,670,653)  $   (1,141,132)
Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Depreciation                                               499,942           857,159          654,403
     Amortization                                               578,434           966,782          861,658
     Provision for charge-offs and impairment                 7,136,627         6,029,322          180,000
     Provision for slow-moving inventory                        531,000                 -                -
     Provision of allowance for doubtful accounts                11,000           135,177           96,979
     Accrual for store closures                                  47,796           557,473                -
     Accrual for severance                                      315,000                 -                -
     Accrual for franchise software licenses                   (406,419)          406,419                -
     Issuance of stock warrants                                       -            70,598                -
     Deferred income taxes                                            -           (47,000)         (51,000)
     Refundable income taxes                                          -           653,552         (633,000)
     Loss (gain) on disposal of assets, net                      (2,998)            3,732           90,930
     Net changes in operating assets and
       liabilities, exclusive of business
       acquisitions:
         Accounts receivable                                   (175,514)          229,472          (59,013)
         Merchandise inventory                                   43,811           178,819       (1,511,931)
         Prepaid expenses and other                             (94,333)         (194,448)        (112,889)
         Other assets                                           114,381           130,857         (496,009)
         Accounts payable                                       294,797        (1,069,890)         975,686
         Accrued liabilities                                     26,243           (60,198)         473,936
         Advances and deposits                                  (95,500)           37,500           44,000
         Income taxes payable                                         -                 -         (545,614)
                                                       ------------------------------------------------------
Total adjustments                                             8,824,267         8,885,326          (31,864)
                                                       ------------------------------------------------------
Net cash provided by (used for) operating
   activities                                                   143,595           214,673       (1,172,996)

(Continued on following page)

                               CD Warehouse, Inc.

                                                                                  Year ended December 31
                                                                          2001             2000              1999
                                                                     -------------------------------------------------
Investing Activities
Notes receivable:
   Advances                                                          $            -    $            -   $      (10,000)
   Collections                                                               24,903            87,159           82,695
Purchases of furniture, fixtures, and equipment                            (218,817)         (307,280)      (3,142,529)
Proceeds from disposal of assets                                             10,500           604,505          107,000
Acquisition of businesses:
   Excess of purchase price over assets acquired                                  -          (776,233)      (1,585,101)
   Accounts receivable                                                            -                 -           (9,780)
   Merchandise inventory                                                          -          (127,100)      (2,029,978)
   Prepaid expenses and other                                                     -                 -           (3,765)
   Furniture, fixtures, and equipment                                             -           (95,600)        (243,352)
   Other assets                                                                   -           (13,981)         (28,565)
   Note payable issued                                                            -           616,750                -
                                                                     -------------------------------------------------
Total acquisition of businesses                                                   -          (396,164)      (3,900,541)
                                                                     -------------------------------------------------
Net cash used for investing activities                                     (183,414)          (11,780)      (6,863,375)

Financing Activities
Long-term debt:
   Advances                                                              13,820,889        18,145,524        8,475,977
   Repayments                                                           (13,869,155)      (18,780,942)      (4,000,000)
Exercise of stock options and warrants                                            -                 -          187,500
                                                                     -------------------------------------------------
Net cash provided by (used in) financing activities                         (48,266)         (635,418)       4,663,477
                                                                     -------------------------------------------------
Net decrease in cash and cash equivalents                                   (88,085)         (432,525)      (3,372,894)
Cash and cash equivalents at beginning of year                              637,035         1,069,560        4,442,454
                                                                     -------------------------------------------------
Cash and cash equivalents at end of year                             $      548,950    $      637,035   $    1,069,560
                                                                     =================================================

See accompanying notes.

                               CD Warehouse, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

1. Summary of Significant Accounting Policies

Organization and Operations

CD Warehouse, Inc. and its wholly owned subsidiaries, Compact Discs Management, Inc. and CD Warehouse Finance Company, (together the Company), are engaged in the franchising and ownership of retail music stores offering new and pre-owned compact discs and related products. At December 31, 2001, the Company owns and operates 64 retail music stores located throughout the United States and has 205 franchised stores throughout the United States, and 18 stores located in Canada, England, Guatemala, Thailand, and Venezuela.

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

                               CD Warehouse, Inc.

Inventory

Inventory consists primarily of new and preowned compact discs and is recorded at the lower of average cost or market.

In the fourth quarter of 2001, the Company recorded a provision for slow-moving inventory aggregating $531,000. This incremental slow-moving inventory reserve was based, in part, on a study performed by a third party related to the Company's asset-based, working capital revolving credit facility.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment, including leasehold improvements, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from five to ten years.

Intangibles

Intangible assets at December 31, 2000, relate principally to the excess of cost over net assets acquired of business and store acquisitions. Amortization of such costs, prior to impairment in 2001, was based on periods ranging from ten to twenty years.

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

                               CD Warehouse, Inc.

If an indication of impairment is determined to be present, the company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The fair value of the asset is measured by either calculating the present value of estimated future cash flows or appraisals.

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

Advertising Costs

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $354,000, $580,000, and $1,053,000 in 2001, 2000, and 1999, respectively.

Stock Options

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is recorded with respect to stock options granted at prices equal to the market value of the Company's common stock at the date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital.

                               CD Warehouse, Inc.

1. Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information

For the year ended December 31, 1999, the Company had the following noncash investing and financing activities:

     The Company acquired the assets of Music Trader, Inc. for cash of $3,000,000 and 84,745 shares of the Company's common stock, valued at $11.80 per share. The noncash portion of this transaction is as follows:

         Costs in excess of net assets acquired, net        $    985,769
         Merchandise inventory                                 2,837,312
         Furniture, fixtures, and equipment                      160,000
         Accounts receivable                                       9,780
         Other assets                                              7,139
                                                            --------------
                                                               4,000,000

         Less cash paid                                       (3,000,000)
                                                            --------------
                                                            $  1,000,000
                                                            ==============

Income taxes paid were none in 2001 and 2000 and $545,614 in 1999. Interest paid in 2001, 2000, and 1999 totaled $385,778, $452,390, and $227,550, respectively.

2. Liquidity and Management's Plans

In addition to the Company's working capital of $7,348,000 at December 31, 2001, the Company has a $15,000,000 revolving credit facility (the Facility) with an asset-based lender. As of December 31, 2001 the Company had $4,409,000 outstanding under the Facility. The term of the loan, as amended in March 2002, expires July 1, 2003, at which time the principal and unpaid interest are due. The loan bears a variable rate of interest of an index rate (thirty-day commercial paper) plus 2.75% (4.77% at December 31, 2001). In March 2002, as a result of the amendment, the variable rate of interest has been changed to the above index rate plus 4.75% (6.84% as of March 2002). All assets of the Company are pledged as collateral under the Facility. The Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures.

                               CD Warehouse, Inc.

2. Liquidity and Management's Plans (continued)

Borrowings under the Facility are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Facility as of December 31, 2001, were approximately $280,000. In November 2001, the Company was notified by the Lender of a reduction in the stated percentages it uses to calculate the borrowing base. The reduction was based on a recent assessment of estimated market value of inventory by a third party and resulted in a reduction of borrowing availability of approximately $600,000. This reduction created a temporary over advance with the Lender which was resolved by December 31, 2001. The Company was informed again in March 2002 of another reduction of the stated percentages based on a current market valuation by a third party. This reduction has resulted in an over advance with the Lender of $200,000. The Lender has agreed to this over advance with the Company but will require a reduction of $50,000 per week beginning April 1, 2002.

For the year ended December 31, 2001, the Company experienced declines in comparable retail store sales from the same period in 2000. It is presently the Company's belief that these declines are temporary and caused largely due to lack of new releases of music in 2001 and the downturn of the economy. The Company believes it will be successful in achieving 2% growth in company retail sales and at least maintain franchise royalties. However, it is possible that these declines could continue during the full period of the economic downturn. Further, the Company believes its decline in comparable retail store sales are consistent with that currently experienced by others in the retail music industry. Since the Company believes these situations are not reflective of the Company's brand and currently believes the introduction of digital versatile discs (DVDs) represents profitable sales growth opportunities for the Company and its franchise community, the Company does not presently intend to close additional stores based on this current situation. Thus, no provision for additional store closures has been made for the year ended December 31, 2001; however, should this decline in comparable retail store sales continue and/or the Company not experience favorable operating results from the introduction of DVDs into its operations, this evaluation could change in the near term, which could result in the need for future provisions for store closures or further impairment of long-lived assets.

During the last two quarters of 2000, the Company recorded write-offs and impairment of $6,029,000 relating to underperforming stores, the Company's E-commerce efforts and goodwill relating to its previous acquisition of Disc Go Round. Several of the underperforming stores were closed as of December 31, 2000, resulting in a provision for closed stores of $640,000. Because of these factors, the Company did not meet the fixed charge coverage or minimum tangible net worth covenants required by its lender in 2000.

                               CD Warehouse, Inc.

2. Liquidity and Management's Plans (continued)

The lender waived both covenants for the year ended December 31, 2000. The Facility was amended to revise the financial covenants to amounts expected to be achieved by the Company in 2001. However, the impairment of long-lived assets of $7,137,000 and the Separation Agreement with the former CEO and President of $350,000 during the year ended December 31, 2001, caused the fixed charged coverage ratio and minimum tangible net worth to fall below the revised requirement imposed by the Facility. In March 2002, the lender waived these covenant violations for the year ended December 31, 2001. The amendment to the Facility also reset 2002 covenants that require the Company to have tangible net worth of $4,675,000 at December 31, 2002. The Company's forecast for 2002 indicates that operating results will not significantly exceed this covenant at December 31, 2002. The Company is also required to maintain a fixed charge coverage ratio of 1.15, 2.0, 2.5, and 3.0 for the first, second, third and fourth quarters of 2002, respectively. The Company's forecast for 2002 indicates that operating results will not significantly exceed the requirement in the first and second quarters of 2002. Should the Company not maintain compliance with the debt covenants or be able to obtain waivers from the lender, the lender has the ability to make the outstanding borrowings immediately due and payable. The Company does not currently have the ability to fund such amount if they do not achieve the minimum requirements and repayment is demanded by the lenders. Excluding any unforeseen adjustment by the lender in the Company's borrowing base, inability to maintain debt covenants, or unexpected results in litigation, it is the Company's opinion that the current working capital at December 31, 2001, combined with the Facility, will be sufficient to support ongoing activities of the Company for the foreseeable future.

3. Business Acquisitions

During 2000, the Company acquired the assets of four individual retail stores from franchisees for cash and notes payable totaling $1,012,914. The acquisitions were accounted for under the purchase method of accounting and resulted in the allocation of excess of purchase price over net assets acquired of $776,233, which was fully impaired in 2001. The pro forma effects on operations and loss per share of such acquisitions on the 2000 and 1999 financial statements, assuming the Company had acquired each store on January 1, 1999, were not material.

The Company acquired the assets of Music Trader, Inc., a 16-store retail music chain based in Southern California, in 1999. The acquisition was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to

                               CD Warehouse, Inc.

3. Business Acquisitions (continued)

the acquisition prior to the respective closing date. The cash portions of the acquisition was financed through debt and proceeds from the Company's private placement of common stock and operating cash flows. Following are the Company's unaudited pro forma results for 1999 assuming the acquisition occurred on January 1, 1999 (in thousands, except for per share data):

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

The Company also acquired the assets of five individual retail stores from franchisees during 1999 for cash totaling $900,541. The acquisitions were accounted for under the purchase method of accounting and resulted in the allocation of excess of purchase price over net assets acquired of $599,332, which was fully impaired in 2000. The pro forma effects of such acquisitions as though acquired January 1, 1999 on the Company's financial statements were not material.

4. Charge-Offs and Impairment of Long-Lived Assets

In October 2001, the Company entered into a letter of intent with a private company, who offered $1.50 per share for each share of the Company's stock. As a result of the execution of the letter of intent and current year operating losses, the Company reviewed future cash flows to determine the extent of impairment of its long-lived assets, including its goodwill and other intangible assets. As a result of this review of future cash flows and the execution of the above letter of intent for $1.50 per share, the Company recognized a provision for impairment of $7.1 million during the third quarter of 2001. This impairment consisted of goodwill relating to the original acquisition of $2.5 million, acquisition of Disc Go Round of $3.0 million and company retail stores of $1.6 million.

                               CD Warehouse, Inc.

4. Charge-Offs and Impairment of Long-Lived Assets (continued)

In the fourth quarter of 2001, the Company, as required by its asset-based lender, had a third party perform a detailed assessment of the estimated market value of merchandise inventory. As a result, the Company recorded a provision for slow-moving inventory aggregating $531,000.

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

Additionally during the third quarter of 2000, the Company ceased operating its E-commerce site, cdwarehouse.com, through which the Company sold new and used CDs on the Web. Based on management's analysis of market conditions it was determined that sales volume would not cover future operating costs. As a result of discontinuing E-commerce operations, in 2000 the Company recorded an impairment of all assets associated with E-commerce of $1.7 million.

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

                               CD Warehouse, Inc.

5. Merchandise Inventory

Merchandise inventory was comprised of the following at December 31:

                                                                         2001                   2000
                                                                 --------------------------------------------
New compact discs                                                    $    3,383,280       $     3,115,388
Pre-owned compact discs                                                   5,151,076             5,549,866
Other                                                                        92,938               113,451
                                                                 --------------------------------------------
                                                                          8,627,294             8,778,705
Allowance for slow-moving inventory                                        (975,000)             (551,500)
                                                                 --------------------------------------------
                                                                     $    7,652,294       $     8,227,205
                                                                 ============================================

6. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment, including leasehold improvements, were comprised of the following at December 31:

                                                                       2001                  2000
                                                              ---------------------------------------------
Furniture, fixtures, and equipment located at:
   Corporate headquarters                                          $      783,255        $      664,019
   Retail stores                                                        2,436,916             2,372,340
                                                              ---------------------------------------------
                                                                        3,220,171             3,036,359
Accumulated depreciation                                               (1,464,616)             (975,093)
                                                              ---------------------------------------------
                                                                   $    1,755,555        $    2,061,266
                                                              =============================================

Depreciation expense totaled $499,942, $857,159, and $654,403 for 2001, 2000, and 1999, respectively.

                               CD Warehouse, Inc.

7. Intangibles and Other Assets

Intangibles and other assets consist of the following at December 31:

                                                                       2001                  2000
                                                              ---------------------------------------------
Excess of purchase price over net assets acquired in
   business acquisitions                                           $            -        $    9,286,718
Deposits and other                                                        199,735               339,130
                                                              ---------------------------------------------
                                                                          199,735             9,625,848
Accumulated amortization                                                        -            (1,684,586)
                                                              ---------------------------------------------
                                                                   $      199,735        $    7,941,262
                                                              =============================================

Amortization of goodwill and other assets totaled $476,649, $966,782, and $861,658 in 2001, 2000, and 1999, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

                                                                       2001                  2000
                                                              ---------------------------------------------
Accrued franchisee software licenses                               $            -        $      406,419
Accrued sales taxes                                                       182,660               190,028
Unredeemed gift certificates                                              125,131               155,330
Current portion of accrued severance                                      140,000                     -
Current portion of accrual for store closures                             220,000               357,204
Other                                                                     339,621               317,302
                                                              ---------------------------------------------
                                                                   $    1,007,412        $    1,426,283
                                                              =============================================

                               CD Warehouse, Inc.

9. Long-Term Debt

The Company has a $15,000,000 revolving credit loan (the Loan) with an asset-based lender. As of December 31, 2001, the Company had $4,409,043 outstanding under the Loan. The term of the Loan, as amended in March 2002, expires on July 1, 2003, at which time the principal and unpaid interest are due. At December 31, 2001, the Loan bore a variable rate of interest of an index rate (thirty-day commercial paper) plus 2.75% (an aggregate of 4.77% at December 31, 2001). In March 2002, as a result of the Loan amendment, the variable rate of interest was reset to equal the above index rate plus 4.75% (6.84% as of March 2002). The borrowings under the Loan are limited to a borrowing base calculation as determined by stated percentages of compact discs in inventory. Available borrowings under the Loan at December 31, 2001, were approximately $280,000. Based on a third party estimated market value of the inventory, the lender reduced the borrowing base $600,000 in November 2001 and $200,000 in March 2002. All assets of the Company are pledged as collateral under the Loan. The Loan requires the Company to maintain certain financial covenants, including fixed charge coverage and minimum tangible net worth, and limits capital expenditures. At December 31, 2001, the Company did not comply with certain financial covenant, for which the Company received waivers from the lender on March 27, 2002. Concurrently with receipt of the waivers, the Loan was amended to revise the financial covenants to amounts expected to be achieved by the Company in future reporting periods. For 2002, the Company must maintain a fixed charge coverage ratio in the first, second, third, and fourth quarters equal to
1.15 to 1, 2.0 to 1, 2.5 to 1, and 3.0 to 1, respectively. The Company is also required to have tangible net worth equal to $4,675 million at December 31, 2002, and capital expenditure cannot exceed $375,000 for 2002.

                               CD Warehouse, Inc.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of each type of temporary difference that is used in computing deferred tax assets and liabilities is as follows at December 31:

                                                                              2001                 2000
                                                                         ------------------------------------
Deferred Tax Assets
Allowance for doubtful accounts                                          $       60,833        $       79,550
Inventory reserves                                                              360,750               194,250
Financial amortization and impairment write-downs in excess
  of tax                                                                      3,236,062             1,188,585
Accrual for store closures                                                      149,850               132,165
Accrual for franchisee software licenses                                              -               150,375
Accrual for severance                                                           116,550                     -
Net operating loss carryforwards (expiring in 2019)                           2,704,538             1,607,997
                                                                         ------------------------------------
Deferred tax assets                                                           6,628,583             3,352,922
Less valuation allowance                                                     (6,365,942)           (3,156,000)
                                                                         ------------------------------------
Total deferred tax assets                                                       262,641               196,922

Deferred Tax Liabilities
Tax depreciation in excess of financial                                         253,256               187,465
Other                                                                             9,385                 9,457
                                                                         ------------------------------------
Total deferred tax liabilities                                                  262,641               196,922
                                                                         ------------------------------------
Net deferred tax assets                                                  $            -        $            -
                                                                         ====================================

                               CD Warehouse, Inc.

The significant components of income tax expense for the years ended December 31 are as follows:

                                                           2001              2000              1999
                                                    -------------------------------------------------------
Current tax expense (credit):
   Federal                                             $          -       $     43,000     $   (528,000)
   State                                                          -              4,000         (105,000)
                                                    -------------------------------------------------------
                                                                  -             47,000         (633,000)

Deferred tax expense (credit):
   Federal                                                        -            (43,000)         (47,000)
   State                                                          -             (4,000)          (4,000)
                                                    -------------------------------------------------------
                                                                  -            (47,000)         (51,000)
                                                    -------------------------------------------------------
                                                       $          -       $          -     $   (684,000)
                                                    =======================================================

The provision for income taxes differs from the computed "expected" income tax provision using federal statutory rates on income before income taxes at years ended December 31 for the following reasons:

                                                           2001               2000             1999
                                                    -------------------------------------------------------
Computed "expected" income tax credit                 $   (2,951,428)    $   (2,948,022)    $    (620,545)
Increases (decreases) in taxes resulting
   from:
     State income taxes, net of federal
       benefit                                              (260,420)          (260,120)          (63,203)
     Change in valuation reserve                           3,209,942          3,156,000                 -
     Reduction of previously provided
       deferred taxes                                              -             47,000                 -
     Other                                                     1,906              5,142              (252)
                                                    -------------------------------------------------------
                                                      $            -     $            -     $    (684,000)
                                                    =======================================================

                               CD Warehouse, Inc.

11. Stockholders' Equity

Loss Per Share

                                                                   Year ended December 31
                                                         2001              2000              1999
                                                    --------------------------------------------------
Loss available to common shareowners                $    (8,680,672)   $   (8,670,653)  $   (1,141,132)
                                                    ==================================================
Weighted average shares:
  Outstanding                                             3,660,295         3,660,295        3,642,442
  Dilutive shares                                                 -                 -                -
                                                    --------------------------------------------------
Total shares                                              3,660,295         3,660,295        3,642,442
                                                    ==================================================

Basic and diluted loss per share                    $         (2.37)   $        (2.37)  $         (.31)
                                                    ==================================================

Antidilutive stock options and warrants excluded
                                                             31,029           262,607          166,928
                                                    ==================================================

Stock Options

The 1996 Stock Option Plan (Plan), as amended, provides for grants of up to 600,000 shares of common stock to certain employees, officers, directors and others. Generally, the purchase price of stock issuable upon exercise of the options will be at least equal to the fair market value of the stock on the dates of grant. Generally, options are exercisable no longer than ten years from the dates of grant. The Company has agreed to grant options to purchase 10,000 shares annually to each director. In 2001, 2000, and 1999, options to acquire 72,500, 130,000, and 108,550 common shares, respectively, were granted under the Plan at option prices equal to the fair market value of the common stock on the date of grant.

Additionally, in 2001, 2000, and 1999, options to acquire 80,000, 677,500, and 25,000 common shares, respectively, were granted to employees and directors at option prices equal to the fair market value of the common stock on the date of grant. No expense related to options granted was recorded in 2001, 2000, and 1999.

                               CD Warehouse, Inc.

11. Stockholders' Equity (continued)

Stock option transactions for 2001, 2000, and 1999 are summarized as follows:

                                           2001                    2000                   1999
                                    --------------------   --------------------  ----------------------
                                                Weighted               Weighted                Weighted
                                                Average                Average                 Average
                                                Exercise               Exercise                Exercise
                                      Shares     Price       Shares     Price      Shares       Price
                                    ----------  --------   ----------  --------  ----------    --------
Outstanding at beginning of year     1,209,100    $3.14       490,300    $6.83      361,750     $ 6.01
Granted                                152,500    $ .50       807,500    $1.38      133,550     $ 9.23
Canceled, forfeited, or expired       (250,400)   $4.04       (88,700)   $7.43       (5,000)    $11.75
                                    ----------             ----------            ----------
Outstanding at end of year           1,111,200    $2.58     1,209,100    $3.14      490,300     $ 6.83
                                    ==========             ==========            ==========

Exercisable at end of year           1,038,700    $2.73     1,089,100    $3.23      303,084     $ 6.93
                                    ==========             ==========            ==========

Weighted average fair value of
 options granted during year        $      .53             $     1.15            $     6.25
                                    ==========             ==========            ==========

Outstanding options to acquire 1,111,200 shares of stock at December 31, 2001 had exercise prices ranging from $.34 to $12.88 per share and had a weighted average remaining contractual life of 8.5 years.

The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123), presents net loss and loss per share information as if the Company had accounted for stock options issued in 2001, 2000, and 1999 using the fair value method prescribed by the Statement. The fair value of issued stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999, respectively: weighted average risk-free interest rate of 4.22%, 6.04%, and 5.03%; no dividends over the option term; stock price volatility factor of 2.538, 1.285, and .808, and a weighted average expected option life of five years. For the purpose of the following pro forma information, the estimated fair value as determined by the model was amortized to expense over the respective vesting period. The SFAS No. 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods.

                               CD Warehouse, Inc.

The SFAS No. 123 pro forma information for years ended December 31 is as follows:

                                        2001          2000            1999
                                    -----------    -----------     -----------

Net loss:
 As reported                        $(8,680,672)   $(8,670,653)    $(1,141,132)
 Pro forma                          $(8,746,253)   $(9,408,253)    $(1,734,332)

Basic and diluted loss per share:
 As reported                        $     (2.37)   $     (2.37)    $      (.31)
 Pro forma                          $     (2.39)   $     (2.57)    $      (.47)

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

                               CD Warehouse, Inc.

12. Employee Benefit Plan

The Company has a 401(k) Plan (the Plan) for eligible employees. Employees who have completed one year of service with the Company and are at least 18 years of age are eligible to participate in the Plan. Participating employees may authorize payroll deductions up to 15% of their annual compensation. The Company matches 50% of the first 6% of the employees' compensation contributed to the Plan. Company contributions are subject to vesting at the rate of 20% each year upon completion of two years of service, with 100% vesting after six years. The Company's matching contributions of $23,994, $33,398, and $20,615 were changed to operations during 2001, 2000, and 1999, respectively.

13. Commitments and Contingencies and Related Party Transactions

The Company has entered into employment agreements with four officers of the Company. The employment agreements are for terms of one to five years with renewal options of one to five years and total $470,000 annually for the four individuals.

The Company has entered into operating leases primarily for its retail store locations and corporate facilities. Rental expense under these leases totaled $2,274,576, $2,587,601, and $2,157,918 for 2001, 2000, and 1999, respectively.
Total rental amounts of $4,755,094 under these noncancelable leases are due as follows: 2002--$1,819,310, 2003--$1,453,371, 2004--$896,434, 2005--$393,325, and
2006--$192,654.

In October 2001, the Company entered into a lease with the Company's Chairman, President, and Chief Executive Officer to lease the corporate facilities for $186,024 per year for five years. Lease payments charged to expense in 2001 were $46,506.

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

                               CD Warehouse, Inc.

14. Business Segment Information

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

15. Selected Quarterly Financial Data (Unaudited)

                                 First      Second       Third       Fourth      Full
                                Quarter     Quarter     Quarter      Quarter     Year
                                --------------------------------------------------------
                                         (In thousands, except per share data)
2001
Total revenue                   $  6,561    $  6,690    $  6,790    $  6,943    $ 26,984
Cost of sales                      3,502       3,652       3,689       4,451      15,294
Operating loss                       (53)        (49)     (7,492)       (743)     (8,337)
Net loss                            (113)       (143)     (7,586)       (839)     (8,681)
Net loss per share - Basic
   and diluted                  $   (.03)   $   (.04)   $  (2.07)   $   (.23)   $  (2.37)

2000
Total revenue                   $  8,386    $  8,023    $  7,471    $  7,605    $ 31,485
Cost of sales                      4,619       4,336       4,048       4,132      17,135
Operating loss                      (249)       (269)     (6,604)     (1,071)     (8,193)
Net loss                            (217)       (383)     (6,865)     (1,206)     (8,671)
Net loss per share - Basic
   and diluted                  $   (.06)   $   (.10)   $  (1.88)   $   (.33)   $  (2.37)

                               CD Warehouse, Inc.

                Schedule II -- Valuation and Qualifying Accounts

                               December 31, 2001

                                                 Additions
                                    Balance at   Charged to                    Balance at
                                    Beginning    Costs and                       End of
                                      of Year     Expenses    Deductions         Period
                                   ------------  ----------   ----------       ----------
Year ended December 31, 2001
Deducted from assets accounts:
  Allowance for doubtful accounts   $  215,000   $   11,000   $    61,586(1)   $  164,414
  Reserve for inventory valuation      551,500      531,000       107,500(2)      975,000
                                    ----------   ----------   -----------      ----------
Total                               $  766,500   $  542,000   $   169,086      $1,139,414
                                    ==========   ==========   ===========      ==========

Year ended December 31, 2000
Deducted from assets accounts:
  Allowance for doubtful accounts   $  139,864   $  135,177   $    60,041(1)   $  215,000
  Reserve for inventory valuation      108,985      442,515            --         551,500
                                    ----------   ----------   -----------      ----------
Total                               $  248,849   $  577,692   $    60,041      $  766,500
                                    ==========   ==========   ===========      ==========

Year ended December 31, 1999
Deducted from assets accounts:
  Allowance for doubtful accounts   $  111,049   $   96,979   $    68,164(1)   $  139,864
  Reserve for inventory valuation       50,000       58,985            --         108,985
                                    ----------   ----------   -----------      ----------
Total                               $  161,049   $  155,964   $    68,164      $  248,849
                                    ==========   ==========   ===========      ==========

(1) Uncollectible accounts written-off, net of recoveries.
(2) Inventory written-down against the reserve.