Form 10-Q
period 2002-03-31
CD WAREHOUSE INC
filed 2002-05-15
CIK 1025822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2002

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.


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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 10, 2002 was 3,660,295.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                            Page
PART I.         FINANCIAL INFORMATION
        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets - December 31, 2001 and
                March 31, 2002 (unaudited)                                                     3

                Condensed Consolidated Statements of Operations - Three months
                ended March 31, 2001 and 2002 (unaudited)                                      4

                Condensed Consolidated Statements of Cash Flows - Three months ended
                March 31, 2001 and 2002 (unaudited)                                            5

                Notes to Condensed Consolidated Financial Statements (unaudited)               6

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                          8

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                    13

PART II.        OTHER INFORMATION

        Item 1. Legal Proceedings                                                             13

        Item 6. Exhibits and Reports on Form 8-K                                              13

        Signatures                                                                            14

                          PART I. FINANCIAL INFORMATION

                               CD WAREHOUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 2002 is unaudited)

                                     ASSETS
                                                                      December 31,        March 31,
                                                                         2001               2002
                                                                    ---------------     -------------
Current assets:
     Cash and cash equivalents                                      $       548,950     $     531,014
     Accounts receivable, net                                               747,422           519,282
     Merchandise inventory                                                7,652,294         7,613,460
     Prepaid expenses and other                                             250,106           424,200
                                                                    ---------------     -------------
                   Total current assets                                   9,198,772         9,087,956

Furniture, fixtures and equipment, net                                    1,755,555         1,641,017

Intangible and other assets, net                                            199,735           197,235
                                                                    ---------------     -------------
                   Total assets                                     $    11,154,062     $  10,926,208
                                                                    ===============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $       764,452     $     685,090
     Accrued liabilities                                                  1,007,412           987,769
     Advances and deposits                                                   79,000            31,500
                                                                    ---------------     -------------
                   Total current liabilities                              1,850,864         1,704,359

Long-term debt                                                            4,409,043         4,373,397
Other noncurrent liabilities                                                360,000           289,017

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
       authorized, none issued                                                   --                --
     Common stock, $.01 par value; 10,000,000 shares
       authorized, 3,660,295 issued and outstanding
       at December 31, 2001 and March 31, 2002                               36,603            36,603
     Additional paid-in-capital                                          21,828,756        21,828,756
     Accumulated deficit                                                (17,331,204)      (17,305,924)
                                                                    ---------------     -------------
                   Total stockholders' equity                             4,534,155         4,559,435
                                                                    ---------------     -------------
                   Total liabilities and stockholders' equity       $    11,154,062     $  10,926,208
                                                                    ===============     =============

                            (See accompanying notes)

                               CD WAREHOUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three Months Ended
                                                                   -----------------------------
                                                                     March 31,        March 31,
                                                                       2001             2002
                                                                   ------------     ------------
Revenues:
      Company operations:
             Retail store sales                                    $  5,662,961     $  5,404,854
             Wholesale merchandise sales                                 96,040           90,516
             Software income, net                                         6,000            3,000
      Franchise operations:
             Royalty income                                             771,130          779,489
             Franchise and development fees                              25,000           47,500
                                                                   ------------     ------------
                         Total revenues                               6,561,131        6,325,359

Operating costs and expenses:
             Cost of sales - retail stores sales                      3,437,226        3,329,099
             Cost of sales - wholesale merchandise sales                 65,062           72,868
             Retail store operating expenses                          1,913,393        1,940,643
             General and administrative                                 894,273          725,409
             Depreciation and amortization                              303,780          153,254
                                                                   ------------     ------------
                         Total operating costs and expenses           6,613,734        6,221,273
                                                                   ------------     ------------

Operating income (loss)                                                 (52,603)         104,086

Other income (expense):
             Interest expense                                          (108,744)         (63,295)
             Other, net                                                  48,819          (15,511)
                                                                   ------------     ------------
                                                                        (59,925)         (78,806)
                                                                   ------------     ------------

Income (loss) before income taxes                                      (112,528)          25,280

Provision for income taxes                                                    -                -
                                                                   ------------     ------------

Net income (loss)                                                  $   (112,528)    $     25,280
                                                                   ============     ============

Net income (loss) per share-basic and diluted:
      Basic                                                        $       (.03)    $        .01
                                                                   ============     ============
      Diluted                                                      $       (.03)    $        .01
                                                                   ============     ============
Shares used in computations:
      Basic                                                           3,660,295        3,660,295
                                                                   ============     ============
      Diluted                                                         3,660,295        3,684,700
                                                                   ============     ============

                            (See accompanying notes)

                               CD WAREHOUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Three Months Ended
                                                                    ---------------------------
                                                                      March 31,      March 31,
                                                                        2001           2002
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITES:
      Net income (loss)                                             $   (112,528)  $     25,280
      Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
             Depreciation and amortization                               303,780        153,254
             Accrual for store closures                                 (109,308)       (50,530)
             Accrual for severance                                             -        (35,000)
             Changes in operating assets and liabilities,
               exclusive of business acquisitions:
                        Accounts receivable, net                          96,233        228,140
                        Inventories                                       33,964         38,834
                        Prepaid expenses and other                      (144,928)      (205,560)
                        Other assets                                      19,417          2,500
                        Accounts payable                                (122,503)       (79,362)
                        Accrued liabilities                             (116,608)        (5,096)
                        Advances and deposits                            (69,000)       (47,500)
                                                                    ------------   ------------
      Total adjustments                                                 (108,953)          (320)
                                                                    ------------   ------------
      Net cash provided by (used for) operating activities              (221,481)        24,960

CASH FLOW FROM INVESTING ACTIVITIES:
      Note receivable - collections                                        6,001          6,020
      Purchase of furniture, fixtures and equipment                      (58,081)       (13,270)
                                                                    ------------   ------------
      Net cash used for investing activities                             (52,080)        (7,250)

CASH FLOW FROM FINANCING ACTIVITIES:
      Notes payable:
             Advances                                                  4,038,785      3,416,940
             Repayments                                               (3,611,247)    (3,452,586)
                                                                    ------------   ------------
      Net cash provided by (used for) financing activities               427,538        (35,646)
                                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     153,977        (17,936)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         637,035        548,950
                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    791,012   $    531,014
                                                                    ============   ============

                            (See accompanying notes)

                               CD WAREHOUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements as of December 31, 2001 and March 31, 2002 and for the three months ended March 31, 2001 and 2002, include the accounts of CD Warehouse, Inc. (the "Company") and its wholly owned subsidiaries, Compact Discs Management, Inc. and CD Warehouse Finance Company. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 2001 Form 10-K.

NOTE 2. CONTINGENT MATTERS

     The Company is involved in legal proceedings and litigation arising in the ordinary course of business, including a legal proceeding where the alleged damages are in excess of $6.9 million. The Company believes this proceeding is without merit and the resolution of this and other contingencies will not have a material adverse effect on the Company's consolidated financial statements. The Company's beliefs are subject to change in the near term.

NOTE 3. LONG-TERM DEBT

     The Company has a $15,000,000 revolving credit facility (the "Credit Facility") with an asset-based lender (the "Lender"). As of March 31, 2002, the outstanding balance of the Credit Facility was $4,373,397. The outstanding principal and interest under the Credit Facility will become due and payable on July 1, 2003. As a result of the March 2002 amendment, amounts borrowed under the Credit Facility bear a variable rate of interest equal to an index rate (30-day commercial paper) plus 4.75% (an aggregate of 6.50% at March 31, 2002). The borrowings under the Credit Facility are limited to a borrowing base calculation based upon stated percentages of the Company's compact disc inventory. In March 2002, the Lender notified the Company of a reduction in the stated percentages utilized to calculate the available borrowing base. The reduction was based on a recent assessment of the estimated liquidating market value of the compact disc inventory by a third party and resulted in a reduction of the amount available under the Credit Facility. This reduction created a temporary over advancement of $200,000 that was resolved by the end of April 2002. All assets of the Company are pledged as collateral under the Credit Facility. In March 2002, certain financial covenants required to be maintained by the Company were amended to amounts the Company expected to achieve in future accounting periods. For 2002, the Company must maintain a fixed charge coverage ratio in the first, second, third and fourth quarters equal to 1.15 to 1, 2.0 to 1, 2.5 to 1, and 3.0 to 1, respectively. The Company is also required to have a tangible net worth of at least $4,675,000 at December 31, 2002, and the Company's capital expenditures during 2002 cannot exceed $375,000. As of March 31, 2002, the Company was in compliance with the Credit Facility covenants for the first quarter of 2002.

NOTE 4. EARNINGS PER SHARE

     Shares used in the computation of diluted earnings per share include dilutive outstanding stock options and warrants after giving effect to the treasury stock method for assumed exercise.

NOTE 5. LIQUIDITY AND MANAGEMENT'S PLANS

     At March 31, 2002, the Company had working capital of $7,384,000 and cash and cash equivalents of $531,000 substantially all of which were committed to servicing the Company's advancements under the Credit Facility. Due to the recent reductions in the calculation of the available borrowing base of the Credit Facility, at March 31, 2002 the Company did not have any remaining available borrowing base. All assets of the Company are pledged as collateral under the Credit Facility. The Credit Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures. The impairment of long-lived assets and provision for store closures recorded in 2000 and 2001 resulted in the Company being out of compliance with the fixed charge coverage ratios and minimum tangible net worth covenants. The Lender waived the covenant violations for 2000 and 2001 and reset the covenants for 2002. The Company anticipates that the 2002 results of operations will not significantly exceed the Credit Facility covenants for 2002. In the event the Company fails to comply with the Credit Facility covenants, the Lender has the right to declare the outstanding borrowings immediately due and payable. In such case, the Company will be required to obtain alternative funding for repayment of the Credit Facility. The alternative funding sources include the offering of additional equity securities that may be substantially dilutive of the Company's shareholders interests in the Company or the obtaining of borrowings under a replacement credit facility. The Company does not currently have any commitments to fund repayment of the Credit Facility, and there is no assurance funding will become available on a timely basis or on terms acceptable to the Company.

     For the year ended December 31, 2001, the Company experienced a decline in comparable retail store sales from the same period in 2000. This decline continued for the three months ended March 31, 2002 compared to the same period in 2001. The Company believes that the decline is temporary and largely due to the lack of new releases of music and the downturn of the economy. The Company anticipates that it will achieve an overall 2% growth in company retail sales for 2002 and at least maintain the 2001 level of franchise royalties. Although the Company will continue to focus on reducing retail store operating costs and corporate headquarter expenses, it is possible that the decline in retail store sales could continue during 2002. Furthermore, the Company believes its decline in comparable retail store sales are consistent with that currently experienced by others in the retail music industry. Because the Company believes these situations are not reflective of the Company's brand and still believes the introduction of digital versatile discs (DVDs) represents potential profitable sales growth opportunities for the Company and its franchise community, the Company does not currently plan to close additional retail stores in the near term. Thus, no provision for additional store closures was made for the three months ended March 31, 2002; however, in the event the decline in comparable retail store sales continues or the Company does not experience favorable 2002 operating results from the introduction of DVDs into its operations, this evaluation could change in the near term, which could result in the need for future provisions for store closures or further impairment of long-lived assets.

     The Company plans to continue improving the operating results of its retail stores through increased emphasis on DVD sales, development of relationships to acquire inventory at lower cost and reduction of operating expenses. The Company will also continue to focus its efforts on market expansion through increased franchised domestic and international store development, rather than through opening of additional Company-owned stores. The Company expects to open 15 to 20 new franchised stores during 2002.

     The continuation of the Company's profitability obtained in the first quarter of 2002 and the generation of sufficient working capital to sustain operations are dependent on the successful implementation of its business plans, the success of which cannot be assured.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements contained with this report, including the financial statements, may be deemed "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Forward-looking statements contained herein relate to, among other things:

     o ability or inability to continue and improve operations and remain profitable on an annualized basis;
     o    anticipated financial performance;
     o ability to comply with the Company's general working capital requirements;
     o ability to generate sufficient cash flow from operations to fund all costs of operations;
     o    achieve an overall 2% growth in company retail sales for 2002;
     o    opening 15 to 20 new franchised stores during 2002; and
     o    all other statements which are not statements of historical fact.

     While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

     o    general economic conditions;
     o inability to collect in a timely manner a material amount of receivables;
     o    material reduction in revenues;
     o    increased competitive pressures;
     o    management retention and development;
     o the requirement to use internally generated funds for purposes not presently anticipated;
     o the inability to remain profitable or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt;
     o    the unfavorable outcome of legal proceedings now in progress; and
     o    inability to maintain compliance with debt covenants.

     The Company undertakes no obligations to update any forward-looking statement, whether as a result of new information, future events or otherwise

Results of Operations

     The Company derives its revenues primarily from retail sales of its company-owned stores, wholesale merchandise sales to franchisees of the Company and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees and software income. Retail store cost of sales and operating expenses relate directly to company-owned retail store sales. Wholesale merchandise sales and associated cost of sales relate to the Company's franchising operations. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to company-owned store operations, as well as the Company's franchising operations. The number and sales volumes of company-owned retail stores directly affect the Company's revenues and expenses. The Company's revenues and, to a lesser extent, expenses, also are affected by the number and sales volumes of franchised stores. Initial franchise fees are directly related to the number of franchised store openings.

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statement of income:

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                   2001            2002
                                                                   ----            ----
      Revenues:
         Retail store sales ..................................      86.3%           85.4%
         Wholesale merchandise sales .........................       1.5%            1.4%
         Software income, net ................................        .1%             .1%
         Royalty income ......................................      11.7%           12.3%
         Franchise and development fees ......................        .4%             .8%
                                                                   -----           -----
             Total revenues ..................................     100.0%          100.0%

      Cost and expenses:
         Cost of sales - retail store sales (1) ..............      60.7%           61.6%
         Cost of sales - wholesale merchandise sales (2) .....      67.7%           80.5%
         Retail store operating expenses (1) .................      33.8%           35.9%
         General and administrative ..........................      13.6%           11.5%
         Depreciation and amortization .......................       4.6%            2.4%
      Operating income (loss) ................................       (.8)%           1.6%
      Net income (loss) ......................................      (1.7)%            .4%

      (1)  As a percentage of retail store sales.
      (2)  As a percentage of wholesale merchandise sales.

                                                                Three months ended March 31,
                                                                ----------------------------
  Sales Data:                                                      2001            2002
                                                                   ----            ----
  System wide sales: (A)
     CD Warehouse                                            $  21,216,308        $ 21,278,827
     Disc Go Round                                               1,904,601           1,361,706
                                                             -------------        ------------
                                                             $  23,120,909        $ 22,640,533
                                                             =============        ============
  Percentage increase (decrease): (A)
      CD Warehouse                                                      (6)%                 - %
      Disc Go Round                                                    (52)%               (29)%

  Average monthly sales per store: (A)
      CD Warehouse                                           $      27,625        $     28,372
      Disc Go Round                                          $      22,947        $     25,217

  Change in comparable retail store sales (B)
      CD Warehouse                                                      (8)%                (4)%
      Disc Go Round                                                     (3)%                 8 %

  (A) Represents the aggregate amounts for both Company owned stores and franchise stores.
  (B) Represents percentage increase (decrease) only for stores open in both periods reported.

     The following table sets forth the number of stores opened and closed throughout the CD Warehouse System for the three months ended March 31, 2002:

                                   December 31,                                                March 31,
                                       2001          Opened         Closed       Transfers       2002
                                  --------------   -----------   ------------   -----------   -----------
Franchised Stores
  Domestic-CD Warehouse                184                1            (7)           --           178
  Domestic-Disc Go Round                21               --            (2)           --            19
                                     -----           ------         -----         -----         -----
                                       205                1            (9)           --           197

  International-CD Warehouse            18               --            --            --            18
  International-Disc Go Round           --               --            --            --            --
                                     -----           ------         -----         -----         -----
                                        18               --            --            --            18
Company-owned Stores
  Domestic-CD Warehouse                 64               --            --            --            64
  Domestic-Disc Go Round                --               --            --            --            --
                                     -----           ------         -----         -----         -----
                                        64               --            --            --            64
                                     -----           ------         -----         -----         -----
         Total                         287                1            (9)           --           279
                                     =====           ======         =====         =====         =====

     Revenues

     Retail store sales decreased $258,000 to $5,405,000 for the three months ended March 31, 2002, from $5,663,000 for the three months ended March 31, 2001. The decrease in retail store sales was the result of the downturn of the economy that started in the fourth quarter of 2001 and has continued through the first quarter of 2002, and the lack of new music releases. The Company also had to reduce its normal markup on inventory sales to generate enough sales to fund the $200,000 over-advancement of the Company's revolving credit facility (the "Credit Facility") resulting from the lender modification of the borrowing base calculation. The forced sale of the Company's inventory at reduced markup affected operating results by (i) increasing the cost of sales as a percent of revenues and (ii) depletion of inventory available for resale through Company-owned stores and to the franchised stores on a wholesale basis.

     Wholesale merchandise sales decreased $5,000 to $91,000 for the three months ended March 31, 2002, from $96,000 for the same period in 2001. The decrease was due to the net reduction of 17 CD Warehouse franchise-operated stores during the three months ended March 31, 2002 compared to the same period in 2001.

     Royalty income increased $8,000 to $779,000 for the three months ended March 31, 2002 from $771,000 for the three months ended March 31, 2001. Although the Company had a net reduction of 17 franchise-operated stores as of March 31, 2002 and experienced an average 3% decline in comparable retail store sales, average monthly sales per store increased from $27,170 for the three month period ended March 31, 2001 to $28,160 for the three months ended March 31, 2002.

     Costs and Expenses

     Cost of sales for retail store sales decreased $108,000 for the three months ended March 31, 2002 compared to the same period in 2001. This 3% decrease is consistent with the decline in retail store sales discussed above. However, cost of sales as a percentage of sales was 62% of sales for the three months ended March 31, 2002 compared to 61% for the three months ended March 31, 2001. The increase in cost of sales as a percentage of sales was due to the reduction of markup on inventory sales as discussed above.

     Cost of sales for wholesale merchandise increased $8,000 to $73,000 for the three months ended March 31, 2002, from $65,000 for the three months ended March 31, 2001. Cost of sales for merchandise as a percentage of merchandise sales increased from 68% for the three months ended March 31, 2001 to 81% for the three months ended March 31, 2002. As can be seen by the reduction in merchandise sales discussed above, the Company has decreased the amount of merchandise available for resale to the franchise system along with a reduction in its related margin.

     Retail store operating expenses increased $28,000 to $1,941,000 for the three months ended March 31, 2002, from $1,913,000 for the three months ended March 31, 2001. The increase in retail store operating expenses combined with the decline in retail store sales discussed above caused retail store expenses to increase to 36% of retail store sales for the three months ended March 31, 2002 compared to 34% for the same period in 2001. The lack of any decrease in retail store operating expenses corresponding to the decline in retail store sales indicates most of these expenses are fixed or semi-fixed in nature and do not vary with fluctuations in sale volumes. The major increases in retail operating expenses related to advertising and property taxes.

     General and administrative expenses decreased by $169,000 to $725,000 for the three months ended March 31, 2002, from $894,000 for the three months ended March 31, 2001. This 19% decrease was associated with the reduction in salaries, travel and legal expense.

     Depreciation and Amortization

     Depreciation and amortization decreased $151,000 to $153,000 for the three months ended March 31, 2002, from $304,000 for the same period in 2001. The decrease was attributed to the charge-offs and impairment of certain assets of $7,137,000 during the last two quarters of 2001.

     Net Income (Loss)

     The Company realized net income of $25,000 for the three months ended March 31, 2002, compared to having sustained a net loss of $113,000 during the same period in 2001. This increase in net income and elimination of loss was attributed to decreases in general and administrative expenses of $169,000 and depreciation and amortization of $151,000, offset by a decrease in contribution from retail store operations of $176,000.

Liquidity and Capital Resources

     At March 31, 2002, the Company had working capital of $7,384,000 and cash and cash equivalents aggregating $531,000, compared to working capital of $7,348,000 and cash and cash equivalents of $549,000 at December 31, 2001. Net cash provided by operating activities was $25,000 for the three months ended March 31, 2002, compared to net cash used for operating activities of $221,000 for the three months ended March 31, 2001. The net cash provided by operating activities for the three months ended March 31, 2002 related to a reduction in accounts receivables, which usually has larger balances as of December 31 because of the holiday season, and offset by the increase in prepaid expense that was primarily associated with insurance. The net cash used for operating activities for the three months ended March 31, 2001 related to a decrease in all current liabilities in addition to an increase in prepaid expenses.

     Net cash used for investing activities was $7,000 for the three months ended March 31, 2002, compared to $52,000 for the same period in 2001. The net cash used for investing activities for the three months ended March 31, 2002 and March 31, 2001 related to the Company's purchase of fixed assets.

     Net cash used for financing activities was $36,000 for the three months ended March 31, 2002, compared to net cash provided by financing activities of $428,000 for the same period in 2001. The net cash used for or provided by financing activities for 2002 and 2001, respectively, relates to the net change in borrowings under the Company's Credit Facility with the Lender.

     The Company has a $15,000,000 revolving credit facility (the "Credit Facility") with an asset-based lender (the "Lender"). As of March 31, 2002, the outstanding balance of the Credit Facility was $4,373,397. The outstanding principal and interest under the Credit Facility will become due and payable on July 1, 2003. As a result of the March 2002 amendment, amounts borrowed under the Credit Facility bear a variable rate of interest equal to an index rate (30-day commercial paper) plus 4.75% (an aggregate of 6.50% at March 31, 2002). The Credit Facility requires the Company to maintain certain financial covenants including fixed charge coverage, minimum tangible net worth, and limits on capital expenditures. The impairment of long-lived assets and provision for store closures recorded in 2000 and 2001 resulted in non-compliance with the fixed charged coverage ratios and minimum tangible net worth covenant requirements. The Lender waived all covenant violations for both years and amended the covenants in March 2002 to reflect more accurately the anticipated results of operations for 2002 and financial condition at December 31, 2002.

     The borrowings under the Credit Facility are limited to a borrowing base calculation based upon stated percentages of the Company's compact disc inventory. In March 2002, the Lender notified the Company of a reduction in the stated percentages utilized to calculate the available borrowing base. The reduction was based on a reassessment of the estimated liquidating market value of the Company's compact disc inventory by a third party and resulted in a reduction of the amount available under the Credit Facility. This reduction created a temporary over advancement of $200,000 that was resolved in April 2002. All assets of the Company are pledged as collateral under the Credit Facility.

     For 2002, the Company must maintain a fixed charge coverage ratio in the first, second, third and fourth quarters equal to 1.15 to 1, 2.0 to 1, 2.5 to 1, and 3.0 to 1, respectively. The Company is also required to have a tangible net worth of at least $4,675,000 at December 31, 2002, and capital expenditures during 2002 cannot exceed $375,000. As of March 31, 2002, the Company was in compliance with the Credit Facility covenants for the first quarter of 2002.

     The Company anticipates that the 2002 results of operations will not significantly exceed the Credit Facility covenants for 2002. In the event the Company fails to comply with the Credit Facility covenants, the Lender will have the right to declare the outstanding borrowings immediately due and payable. In such case, the Company will be required to obtain alternative funding for repayment of the Credit Facility. In March 2002, the Company retained an investment banker to assist the Company in arranging funding for replacement of the Credit Facility. The alternative funding sources include the offering of additional equity securities that may be substantially dilutive of the Company's shareholders' interests in the Company or the obtaining of borrowings under a replacement credit facility on more favorable terms. The Company does not currently have any commitments to fund repayment of the Credit Facility and there is no assurance funding will become available on a timely basis or on terms acceptable to the Company.

     For the year ended December 31, 2001, the Company experienced a decline in comparable retail store sales from the same period in 2000. This decline continued for the three months ended March 31, 2002 compared to the same period in 2001. The Company currently believes that the decline is temporary and largely due to the lack of new releases of music and the downturn of the economy. The Company anticipates that it will be successful in achieving an overall 2% growth in retail sales for 2002 and at least maintain the 2001 level of franchise royalties. Although the Company will continue to focus on reducing retail store operating costs and corporate headquarter expenses, it is possible that the decline in retail store sales may continue during 2002. Furthermore, the Company believes its decline in comparable retail store sales are consistent with that currently experienced by others in the retail music industry. Because the Company believes these situations are not reflective of the Company's brand and still believes the introduction of digital versatile discs (DVDs) represents potential profitable sales growth opportunities for the Company and its franchise community, the Company does not currently plan to close additional retail stores in the near term. Thus, no provision for additional store closures was made for the three months ended March 31, 2002; however, in the event the decline in comparable retail store sales continues or the Company does not experience favorable 2002 operating results from the introduction of DVDs into its operations, this evaluation could change in the near term, which could result in the need for future provisions for store closures or further impairment of long-lived assets.

     The Company plans to continue improving the operating results of its retail stores through increased emphasis on DVD sales, development of relationships to acquire product at lower cost and reduction of operating expenses. The Company will also continue to focus its efforts on market expansion through increased franchised domestic and international store development, rather than through opening of additional Company-owned stores. The Company expects to open 15 to 20 new franchised stores during 2002.

     The continuation of the profitability obtained in the first quarter of 2002 and the generation of sufficient working capital to sustain operations are dependent on the successful implementation of the Company's business plans, the success of which cannot be assured.

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

                           Part II - Other Information

Item 1.  Legal Proceedings.

     There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 2001. Subsequent to filing of the Form 10-K for 2001, Christopher M. Salyer, President and Chief Executive Officer of the Company, was removed as defendant in all five of the arbitration demands in which he was named. There have been no other material developments in the legal proceedings. The Company believes all of the pending legal proceedings are without merit and intends to vigorously defend its position.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              On March 11, 2002, the Company filed Form 8-K reporting under Item
              5. Other Events the resignation of Stephen B. Browne on February 25, 2002 as a Director.

              On May 14, 2002, the Company filed Form 8-K reporting under Item
              5. Other Events the resignations of Norman R. Proulx and K. Douglas Martin on April 2, 2002 and April 5, 2002, respectively, as Directors and the subsequent appointments of David S. Boyd and Kenneth Sarachan as Directors on May 7, 2002. In addition, reporting under Item 4. Changes in Registrant's Certifying Accountant the dismissal of Ernst & Young, LLP as the Company's independent accountants and the appointment of Steakley, Gilbert & Morgan, P.C. as the Company's independent accountants, effective May 8, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CD WAREHOUSE, INC.,
                                           a Delaware corporation


Date: May 15, 2002                         /s/ Christopher M. Salyer
                                           -------------------------------------
                                           Christopher M. Salyer
                                           Chairman of the Board of Directors;
                                           President and Chief Executive Officer


Date: May 15, 2002                         /s/ Doyle E. Motley
                                           -------------------------------------
                                           Doyle E. Motley
                                           Senior Vice-President and Chief
                                           Financial Officer